Form 10-Q
period 2025-06-30
AParadise Acquisition Corp.
filed 2025-09-12
CIK 1956439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42769

A PARADISE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Sun’s Group Center,

29th Floor, 200 Gloucester Road,

Wan Chai
 Hong Kong

(Address of principal executive offices)

(+852) 9583 3199

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units	APADU	The Nasdaq Stock Market LLC
Class A ordinary shares, no par value	APAD	The Nasdaq Stock Market LLC
Rights	APADR	The Nasdaq Stock Market LLC

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 12, 2025, 20,600,000 Class A ordinary shares, including Class A ordinary shares underlying the units, and 7,666,667 Class B ordinary shares were issued and outstanding.

A PARADISE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on July 30, 2025 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

A PARADISE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	As of June 30,	As of December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Prepaid expenses	$1,200	$2,400
Total current assets	1,200	2,400

Deferred offering costs	95,569	22,817
Total Assets	$96,769	$25,217

LIABILITIES AND SHAREHOLDER’S DEFICIT:
Current liabilities:
Accrued expenses	$32,171	$30,070
Due to related party	57,922	—
Promissory note - related party	300,000	235,806
Total current liabilities	390,093	265,876

Total Liabilities	$390,093	$265,876

Commitments and Contingencies

Shareholder’s Deficit
Preferred shares, no par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	$—	$—
Class A ordinary shares, no par value; 500,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, no par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (1) (2)	—	—
Additional paid-in capital	25,000	25,000
Accumulated deficit	(318,324)	(265,659)
Total Shareholder’s Deficit	$(293,324)	$(240,659)
Total Liabilities and Shareholder’s Deficit	$96,769	$25,217

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

(2)	All share data has been retroactively presented. On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) , and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

A PARADISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
General administrative expenses	$18,065	$—	$52,665	$8,000
Loss before tax expense	$(18,065)	$—	$(52,665)	$(8,000)
Tax expense	—	—	—	—
Net loss	$(18,065)	$—	$(52,665)	$(8,000)
Weighted average shares outstanding, basic and diluted (1) (2)	6,666,667	6,666,667	6,666,667	6,666,667
Basic and diluted net loss per ordinary share	$(0.00)	$—	$(0.01)	$(0.00)

(1)	Excludes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

(2)	All share and per share data has been retroactively presented. On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000 and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) , and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

A PARADISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

For the three and six months ended June 30, 2025

			Ordinary shares				Additional		Total
	Preferred shares		Class A		Class B		paid-in	Accumulated	shareholder’s
	Shares	Amount	Shares	Amount	Shares(1)(2)	Amount	capital	deficit	deficit
Balance as of January 1, 2025	—	$—	—	$—	7,666,667	$—	$25,000	$(265,659)	$(240,659)
Net loss	—	—	—	—	—	—	—	(34,600)	(34,600)
Balance as of March 31, 2025	—	$—	—	$—	7,666,667	$—	$25,000	$(300,259)	$(275,259)
Net loss	—	—	—	—	—	—	—	(18,065)	(18,065)
Balance as of June 30, 2025	—	$—	—	$—	7,666,667	$—	$25,000	(318,324)	(293,324)

For the three and six months ended June 30, 2024

			Ordinary shares				Additional		Total
	Preferred shares		Class A		Class B		paid-in	Accumulated	shareholder’s
	Shares	Amount	Shares	Amount	Shares(1)(2)	Amount	capital	deficit	deficit
Balance as of January 1, 2024	—	$—	—	$—	7,666,667	$—	$25,000	$(190,097)	$(165,097)
Net loss	—	—	—	—	—	—	—	(8,000)	(8,000)
Balance as of March 31, 2024	—	$—	—	$—	7,666,667	$—	$25,000	$(198,097)	$(173,097)
Net loss	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2024	—	$—	—	$—	7,666,667	$—	$25,000	(198,097)	(173,097)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

(2)	All share data has been retroactively presented. On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000 and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter) , and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (See Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

A PARADISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(52,665)	$(8,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Prepaid expenses	1,200	—
Accrued expenses	2,101	8,000
Net cash used in operating activities	(49,364)	—

Cash flows from investing activities	—	—

Cash flows from financing activities
Proceeds from promissory note - related party	122,116	—
Payment of deferred offering costs	(72,752)
Net cash provided by financing activities	49,364

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—
Cash and cash equivalents at the end of the period	$—	$—

Supplemental disclosure of non-cash financing activities:
Deferred offering costs paid under the promissory note issued to Sponsor	$64,194	$—
Deferred offering costs paid under due to related party	$8,558	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

A PARADISE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

A Paradise Acquisition Corp. (formerly A Paradigm Acquisition Corp., the “Company”) is a blank check company incorporated in the British Virgin Islands (or the “BVI”) on November 9, 2022. The Company was formed for the purpose of effecting a merger, shares exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”). Although there is no restriction or limitation on what industry the Company’s target operates in, it is the Company’s intention to pursue prospective targets that are in the leisure and entertainment sector.

As of June 30, 2025, the Company had not commenced any operations. For the period from November 9, 2022 (inception) through June 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (the “IPO”), and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of dividends and/or interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor, A SPAC IV (Holdings) Corp., is a BVI company (the “Sponsor”). The registration statement for the Company’s IPO became effective on July 29, 2025. On July 31, 2025, the Company consummated the IPO of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, no par value per share and one right to receive one-eighth (1/8) of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 600,000 units (the “Private Placement Units”) to the Sponsor and the underwriter, Cohen & Company Capital Markets (“CCM”), a division of Cohen & Company Securities, LLC, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000, which is described in Note 4. The Company granted the underwriters a 45-day option to purchase up to an additional 3,000,000 Units at the IPO price to cover over-allotments, if any.

Five institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) (“non-voting sponsor investors”) have purchased, indirectly, through the purchase of non-voting interests in our sponsor, an aggregate of 130,000 Private Placement Units (the “Non-Voting Private Placement Units”) at a price of $10.00 per unit ($1,300,000 in the aggregate). In connection with the non-voting sponsor investor indirectly purchasing, through the Sponsor, the Non-Voting Private Placement Units allocated to the non-voting sponsor investors in connection with the closing of the IPO, the Sponsor issued non-voting shares at a nominal purchaser price to the non-voting sponsor investors at the closing of the IPO, reflecting interests in an aggregate of 1,368,421 Founder Shares (defined below) held by the Sponsor.

Transaction costs amounted to $12,645,418 consisting of $4,000,000 of cash underwriting fee which was paid in cash at the closing date of the IPO, $8,000,000 of deferred underwriting fee, and $645,418 of other offering costs. At the IPO date, cash of $1,848,460 was held outside of the Trust Account (as defined below) and is available for the payment of the promissory note (see Note 5), payment of accrued expenses and for working capital purposes.

Following the closing of the IPO on July 31, 2025, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. Except with respect to divided and/or interest earned on the funds held in the trust account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of Private Placement units will not be released from the Trust Account until the earliest to occur of (i) the completion of the company’s initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of our public shares if the Company does not complete the initial business combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under the law or stock exchange listing requirement. The Company will provide the public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share (subject to increase of up to an additional $0.20 per unit in the event that the Sponsor elects to extend the period of time to consummate a Business Combination, as described in more detail in the IPO).

The ordinary share subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 24 months from the closing of the IPO to complete the initial business combination (the “Combination Period”). If the Company is unable to complete the initial business combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to the Company’s obligations under BVI law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Going Concern Consideration

As of June 30, 2025, the Company had no cash and a working capital deficit of $388,893. The Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. The loan is non-interest bearing, unsecured and shall be payable promptly after the date on which the Company consummates an initial public offering of its securities or the date on which the Company determines not to conduct an initial public offering of its securities. As of June 30, 2025 and December 31, 2024, the Company had borrowed $300,000 and $235,806 under the promissory note, respectively.

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company initially has until July 31, 2027 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of its amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the 24-month period from the date of the auditors’ report. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 31, 2027 (assuming no extensions).

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Belarus/Ukraine, Hamas/Iran/Lebanon/Israel in the Middle Eastern countries conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form S-1 filing. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of June 30, 2025 and December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Deferred Offering Costs

Deferred offering costs consist of legal and other professional expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering. Offering costs are allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis compared to total proceeds received. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of June 30, 2025 and December 31, 2024, the Company recorded deferred offering costs of $ $95,569 and $22,817, respectively.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 —	Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 —	Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Class A ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 20,000,000 Class A ordinary shares sold as part of the Units in the Company’s IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instrument based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights to be issued upon the closing of the IPO and sale of Private Placement Units meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of June 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025 and did not have a significant impact.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2024 (see Note 8).

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

On July 31, 2025, the Company sold 20,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share with no par value and one right (the “Public Right”). Each right entitles the holder to receive one-eighth (1/8) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the rights, as disclosed in Note 7.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor and CCM purchased an aggregate of 400,000 Private Placement Units and 200,000 Private Placement Units, respectively, at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $6,000,000. Each Private Placement Unit consists of one ordinary share (“Private Share”) and one-eighth (1/8) of one right (“Private Right”). Each Private Right will be converted into one ordinary share upon the consummation of a Business Combination. The proceeds from the Private Placement Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless. Private Placement Units and all underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

Note 5 — Related Party Transactions

Founder Shares

On November 9, 2022, the Sponsor acquired 3,737,500 Class B ordinary share (“Founder Shares”) for an aggregate purchase price of $25,000. Founder Shares have been retroactively restated to reflect a share subscription and purchase agreement. On October 2, 2024, the Company issued 5,750,000 Founder Shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Founder Shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter); subsequently, 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000.

The Sponsor has agreed not to transfer, assign or sell its Founder shares until the earlier to occur of: (A) six months after the completion of the Company’s initial business combination, or (B) the date on which the closing price of the Company’s Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination, or earlier, if, subsequent to the initial business combination, the Company consummates a liquidation, merger, shares exchange or other similar transaction which results in all of the shareholders having the right to exchange their shares of Class A ordinary share for cash, securities or other property.

Due to Related Party

Prior to the closing of the IPO, the Sponsor funded the Company’s transaction costs related to the IPO. As of June 30, 2025, $57,922 was outstanding; the amount is unsecured, interest-free and due on demand.

Promissory Note — Related Party

On December 9, 2022, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO (the “Note”). The Note is non-interest bearing, unsecured and was due at the earlier of (1) December 31, 2023, and (2) the closing of the IPO or (3) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On October 22, 2024, the Note was amended to extend the maturity date to the earlier of (1) June 30, 2025, and (2) the closing of the IPO or (3) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. The Note will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of June 30, 2025 and December 31, 2024, the Company had borrowed $300,000 and $235,806 under the promissory note, respectively, which is due on demand.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units, shares being issued to the underwriters of the IPO, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the completion of the initial business combination that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units, including the component securities therein, until the completion of the initial business combination.

Notwithstanding the above, the shares to be issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The underwriters have a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any.

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $4,000,000, of which $2,000,000 were invested in the purchase of Private Placement Units, upon the closing of the IPO. In addition, the underwriter will be entitled to a deferred fee of up to $0.40 per Unit, or 4% of the gross proceeds of the offering, or up to $8,000,000 in the aggregate (or $9,200,000 in the aggregate if the underwriter’s over-allotment option is exercised in full), payable based on the funds remaining in the Trust Account after redemptions of Public Shares, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company recorded the deferred underwriting fee payable in the balance sheet as of July 31, 2025, by referring to ASC 450 that deferred underwriter fees should be recognized upon the close of IPO if the Business Combination is probable of occurring, and the underwriter fee can be reasonably estimated.

Note 7 — Shareholder’s Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares with no par value. As of June 30, 2025 and December 31, 2024, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares with no par value. As of June 30, 2025 and December 31, 2024, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with no par value. On November 9, 2022, the Company issued 3,737,500 shares of Class B ordinary share to the Sponsor. The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000 and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Founder Shares outstanding after the repurchase. On May 19, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter), and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. As of June 30, 2025 and December 31, 2024, there were 7,666,667 shares of Class B ordinary shares issued and outstanding, including an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriter in full. All share data has been retroactively restated.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right, share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in the Company’s amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of all ordinary shares issued and outstanding upon completion of the IPO, including pursuant to the Over-Allotment Option, plus all Class A ordinary shares issued or deemed issued, or issuable upon the conversion or exercise of any equity-linked securities issued or deemed issued in connection with or in relation to the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company.

Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the public shares will not be entitled to vote on the election of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of the ordinary shares who are eligible to vote and attend and vote in a general meeting of the shareholders. With respect to any other matter submitted to a vote of the shareholders, including any vote in connection with the initial Business Combination, except as required by law, holders of the Founder Shares and holders of the public shares will vote together as a single class, with each share entitling the holder to one vote.

Rights — As of June 30, 2025 and December 31, 2024, there were no right outstanding. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one eighth (1/8) of one Class A ordinary share upon consummation of the Company’s initial business combination. In the event that the Company will not be the surviving company upon completion of its initial business combination, each holder of a right will be required to affirmatively convert its right in order to receive the one eighth (1/8) of one Class A ordinary share underlying each right upon consummation of the business combination (without paying additional consideration). The Company will not issue fractional shares in connection with an exchange of right. As a result, holders must hold rights in multiples of eight (8) in order to receive Class A ordinary shares for all such rights upon closing of a business combination. The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of ordinary shares underlying the rights.

Note 8 — Segment Information

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer, Chief Financial Officer and Chairman (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The Company’s CODM does not review assets by segment in the evaluation and therefore assets by segment are not disclosed below.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
General administrative expenses	$18,065	$—	$52,665	$8,000
Net Loss	$(18,065)	$—	$(52,665)	$(8,000)

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses include legal expenses, auditing expenses, consulting expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses and are reviewed in aggregate to ensure alignment with budget and contractual obligations.

Note 9 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below or disclosed elsewhere, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 31, 2025, the Company consummated the IPO of 20,000,000 units. Each Unit consists of one Class A ordinary share, no par value per share and one right to receive one-eighth (1/8) of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000.

On July 31, 2025 and in connection with the IPO, the Company consummated (i) the purchase by the Sponsor of 400,000 private placement units (the “Sponsor Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, and (ii) the purchase by CCM of 200,000 private placement units (the “Underwriter Private Placement Units” and together with the Sponsor Placement Units, the “Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000. The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any.

Five institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) have purchased, indirectly, through the purchase of non-voting interests in our sponsor, an aggregate of 130,000 Non-Voting Private Placement Units at a price of $10.00 per unit ($1,300,000 in the aggregate). In connection with the non-voting sponsor investor indirectly purchasing, through the Sponsor, the Non-Voting Private Placement Units allocated to the non-voting sponsor investors in connection with the closing of the IPO, the Sponsor issued non-voting shares at a nominal purchaser price to the non-voting sponsor investors at the closing of the IPO, reflecting interests in an aggregate of 1,368,421 Founder Shares held by the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “APAD”, “our”, “we,” “us” or the “Company” refer to A Paradise Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to A SPAC IV (Holdings) Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in our other filings filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on November 9, 2022 as a British Virgin Islands business company with limited liability and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the IPO or otherwise) shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

On July 31, 2025, the Company consummated the IPO of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Public Share”) and one right (“Public Right”) to receive one-eighth of one Class A ordinary share upon the consummation of an initial Business Combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $200,000,000.

On July 31, 2025 and in connection with the IPO, the Company consummated (i) the purchase by the Sponsor of 400,000 private placement units (the “Sponsor Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, and (ii) the purchase by CCM of 200,000 private placement units (the “Underwriter Private Placement Units” and together with the Sponsor Placement Units, the “Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000. The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any.

Five institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) have purchased, indirectly, through the purchase of non-voting interests in our sponsor, an aggregate of 130,000 Non-Voting Private Placement Units at a price of $10.00 per unit ($1,300,000 in the aggregate). In connection with the non-voting sponsor investor indirectly purchasing, through the Sponsor, the Non-Voting Private Placement Units allocated to the non-voting sponsor investors in connection with the closing of the IPO, the Sponsor issued non-voting shares at a nominal purchaser price to the non-voting sponsor investors at the closing of the IPO, reflecting interests in an aggregate of 1,368,421 Founder Shares held by the Sponsor.

Following the closing of the IPO on July 31, 2025, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. Cash of $1,848,460 was held outside of the Trust Account and is available for the payment of the promissory note, payment of accrued expenses and for working capital purposes.

Transaction costs amounted to $12,645,418 consisting of $4,000,000 of cash underwriting fee which was paid in cash at the closing date of the IPO, $8,000,000 of deferred underwriting fee, and $645,418 of other offering costs.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 9, 2022 (inception) through June 30, have been limited to organizational activities as well as activities related to the Initial Public Offering, and subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three and six months ended June 30, 2025, we had a net loss of $18,065 and $52,665, respectively, all of which consisted of formation and operating expenses.

For the three and six months ended June 30, 2024, we had a net loss of $0 and $8,000, respectively, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

As previously disclosed on a Current Report on Form 8-K dated July 29, 2025, on July 31, 2025, the Company consummated the IPO of 20,000,000 Units. Each Unit consists of one Public Share and one Public Right to receive one-eighth of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000. The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any.

As previously disclosed on a Current Report on Form 8-K dated July 29, 2025, on July 31, 2025, simultaneously with the closing of the IPO, the Company consummated the private placement of 600,000 Private Placement Units to the Sponsor and the underwriter at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000.

Five institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) have purchased, indirectly, through the purchase of non-voting interests in our sponsor, an aggregate of 130,000 Non-Voting Private Placement Units at a price of $10.00 per unit ($1,300,000 in the aggregate). In connection with the non-voting sponsor investor indirectly purchasing, through the Sponsor, the Non-Voting Private Placement Units allocated to the non-voting sponsor investors in connection with the closing of the IPO, the Sponsor issued non-voting shares at a nominal purchaser price to the non-voting sponsor investors at the closing of the IPO, reflecting interests in an aggregate of 1,368,421 Founder Shares held by the Sponsor.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Placement Units are identical to the units sold in this offering except that, so long as they are held by our sponsor, CCM or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor or CCM until the completion of our initial business combination.

Upon the closing of the IPO and the private placement on July 31, 2025, a total of $200,000,000 of the net proceeds from the IPO and the Private Placement were deposited in the Trust Account established for the benefit of the Company’s public shareholders. The funds placed in the Trust Account may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2025, we had no cash and a working capital deficit of $388,893. The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and total advances from the Sponsor of $57,922 to cover certain offering costs, as well as a loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post business combination entity at a price of $10.00 per Private Placement Unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO if we extend the period of time to consummate a business combination by the full amount of time), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares, Private Placement Units, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriter may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the completion of the initial business combination that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units, including the component securities therein, until the completion of the initial business combination. Notwithstanding the above, the shares to be issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters have a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any.

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $4,000,000, of which $2,000,000 were invested in the purchase of Private Placement Units, upon the closing of the IPO. In addition, the underwriter will be entitled to a deferred fee of up to $0.40 per Unit, or 4% of the gross proceeds of the offering, or up to $8,000,000 in the aggregate (or $9,200,000 in the aggregate if the underwriter’s over-allotment option is exercised in full), payable based on the funds available in the Trust Account after redemptions of Public Shares, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company recorded the deferred underwriting fee payable in the balance sheet as of July 31, 2025, by referring to ASC 450 that deferred underwriter fees should be recognized upon the close of IPO if the Business Combination is probable of occurring, and the underwriter fee can be reasonably estimated.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates and critical accounting policies.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025 and there was no significant impact.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2024.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

As smaller reporting company we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our IPO was declared effective on July 29, 2025. As previously disclosed on a Current Report on Form 8-K dated July 29, 2025, on July 31, 2025, A Paradise Acquisition Corps (the “Company”) consummated the IPO of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Public Share”) and one right (“Public Right”) to receive one-eighth of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

As previously disclosed on a Current Report on Form 8-K dated July 29, 2025, on July 31, 2025 and in connection with the IPO, the Company consummated (i) the purchase by the Sponsor of 400,000 private placement units (the “Sponsor Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, and (ii) the purchase by CCM of 200,000 private placement units (the “Underwriter Private Placement Units” and together with the Sponsor Placement Units, the “Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000. The Private Placement Units are identical to the units sold in this offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until the completion of our initial business combination.

As of July 31, 2025, a total of $200,000,000 ($10.00 per unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the Combination Period (defined below), subject to applicable law and as further described in the Prospectus. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

Transaction costs amounted to $12,645,418 consisting of $4,000,000 of cash underwriting fee which was paid in cash at the closing date of the IPO, $8,000,000 of deferred underwriting fee, and $645,418 of other offering costs. At the IPO date, cash of $1,848,460 was held outside of the Trust Account (as defined below) and is available for the payment of the promissory note (see Note 5), payment of accrued expenses and for working capital purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 29, 2025, by and between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC. (1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Rights Agreement, dated July 29, 2025, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Letter Agreement, dated July 29, 2025, by and between the Company’s officers, directors, shareholders, A SPAC IV (Holdings) Corp., and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC. (1)
10.2	Investment Management Trust Agreement, dated July 29, 2025, by and between Continental Stock Transfer & Trust Company and the Company. (1)
10.3	A Registration Rights Agreement, dated July 29, 2025, by and among the Company, A SPAC IV (Holdings) Corp., and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC.(1)
10.4	Unit Subscription Agreement, dated July 29, 2025, by and between the Company and the Sponsor. (1)
10.5	Unit Subscription Agreement, dated July 29, 2025, by and between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC.(1)
10.6	Indemnity Agreement, dated July 29, 2025 by and between the Company, the Sponsor, each executive officer and director of the Company and Kester Shing Joe Ng.(1)
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 31, 2025 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A PARADISE ACQUISITION CORP.

Date: September 12, 2025	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)