Form 10-Q
period 2025-09-30
AParadise Acquisition Corp.
filed 2025-11-12
CIK 1956439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 12, 2025, 20,600,000 Class A ordinary shares, including Class A ordinary shares underlying the units, and 6,666,667 Class B ordinary shares were issued and outstanding.

A PARADISE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

A PARADISE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	As of September 30, 2025	As of December 31, 2024
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$1,454,749	$—
Prepaid expenses	179,493	2,400
Total current assets	1,634,242	2,400

Deferred offering costs	—	22,817
Investments held in trust account	201,375,529	—
Total Assets	$203,009,771	$25,217

LIABILITIES, SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$111,309	$30,070
Due to related party	57,922	—
Promissory note - related party	300,000	235,806
Total current liabilities	469,231	265,876

Deferred underwriting fee payable	8,000,000	—
Total Liabilities	$8,469,231	$265,876

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 100,000,000 shares authorized; 20,000,000 shares issued and outstanding as of September 30, 2025 at redemption value of $10.07 per share and nil share issued and outstanding as of December 31, 2024	201,375,529	—

Shareholders’ Deficit
Preferred shares, no par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	$—	$—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of September 30, 2025 and nil share issued and outstanding as of December 31, 2024	—	—
Class B ordinary shares, no par value; 50,000,000 shares authorized; 6,666,667 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (1) (2)	—	—
Additional paid-in capital	—	25,000
Accumulated deficit	(6,834,989)	(265,659)
Total Shareholders’ Deficit	$(6,834,989)	$(240,659)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$203,009,771	$25,217

(1)	All share data has been retroactively restated to reflect the Sponsor’s forfeiture of 1,000,000 founder shares on September 15, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).
(2)	On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

A PARADISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$173,657	$29,731	$226,322	$37,731
Loss from operations	(173,657)	(29,731)	(226,322)	(37,731)
Other income:
Interest income	1,379,950	—	1,379,950	—
Gain on expiration of over-allotment option liability	272,989	—	272,989	—
Income (loss) before tax expense	1,479,282	(29,731)	1,426,617	(37,731)
Tax expense	—	—	—	—
Net income (loss)	$1,479,282	$(29,731)	$1,426,617	$(37,731)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	13,260,870	—	4,468,864	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.11	$—	$0.31	$—
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption (1)(2)	6,666,667	6,666,667	6,666,667	6,666,667
Basic and diluted net income (loss) per share, Class A and Class B ordinary shares not subject to redemption	$0.01	$(0.00)	$0.00	$(0.01)

(1)	All share and per share data has been retroactively restated to reflect the Sponsor’s forfeiture of 1,000,000 founder shares on September 15, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).
(2)	On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000 and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

A PARADISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

For the three and nine months ended September 30, 2025

			Ordinary shares				Additional		Total
	Preferred shares		Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares(1)(2)	Amount	capital	deficit	deficit
Balance as of January 1, 2025	—	$—	—	$—	6,666,667	$—	$25,000	$(265,659)	$(240,659)
Net loss	—	—	—	—	—	—	—	(34,600)	(34,600)
Balance as of March 31, 2025	—	$—	—	$—	6,666,667	$—	$25,000	$(300,259)	$(275,259)
Net loss	—	—	—	—	—	—	—	(18,065)	(18,065)
Balance as of June 30, 2025	—	$—	—	$—	6,666,667	$—	$25,000	(318,324)	(293,324)
Issuance of Private Placement Units	—	—	600,000	—	—	—	6,000,000	—	6,000,000
Issuance of Public Rights, net of issuance cost	—	—	—	—	—	—	5,058,574	—	5,058,574
Gain on expiration of over-allotment option liability	—	—	—	—	—	—	272,989	—	272,989
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	—	—	—	(1,375,529)	(1,375,529)
Accretion of carrying value to redemption value	—	—	—	—	—	—	(17,976,981)	—	(17,976,981)
Accretion of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	6,620,418	(6,620,418)	—
Net income	—	—	—	—	—	—	—	1,479,282	1,479,282
Balance as of September 30, 2025	—	$—	600,000	$—	6,666,667	$—	$—	$(6,834,989)	$(6,834,989)

For the three and nine months ended September 30, 2024

			Ordinary shares				Additional		Total
	Preferred shares		Class A		Class B		paid-in	Accumulated	shareholder’s
	Shares	Amount	Shares	Amount	Shares(1)(2)	Amount	capital	deficit	deficit
Balance as of January 1, 2024	—	$—	—	$—	6,666,667	$—	$25,000	$(190,097)	$(165,097)
Net loss	—	—	—	—	—	—	—	(8,000)	(8,000)
Balance as of March 31, 2024	—	$—	—	$—	6,666,667	$—	$25,000	$(198,097)	$(173,097)
Net loss	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2024	—	$—	—	$—	6,666,667	$—	$25,000	$(198,097)	$(173,097)
Net loss	—	—	—	—	—	—	—	(29,731)	(29,731)
Balance as of September 30, 2024	—	$—	—	$—	6,666,667	$—	$25,000	(227,828)	(202,828)

(1)	All share data has been retroactively restated to reflect the Sponsor’s forfeiture of 1,000,000 founder shares on September 15, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).
(2)	On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000 and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

A PARADISE ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,426,617	$(37,731)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in trust account	(1,375,529)	—
Gain on expiration of over-allotment option liability	(272,989)	—
Changes in operating assets and liabilities:
Prepaid expenses	(177,093)	—
Accrued expenses	81,239	29,165
Net cash used in operating activities	(317,755)	(8,566)

Cash flows from investing activities:
Purchase of investments held in trust account	(200,000,000)	—
Net cash used in investing activities	(200,000,000)	—

Cash flows from financing activities:
Proceeds from sale of public units	200,000,000	—
Proceeds from sale of private placement units	6,000,000	—
Proceeds from issuance of promissory note to related party	64,194	8,566
Payment of underwriter commissions	(4,000,000)	—
Payment of offering costs	(349,612)	—
Advance to a related party	57,922	—
Net cash provided by financing activities	201,772,504	8,566

Net Change in Cash	1,454,749	—

Cash, Beginning of period	—	—
Cash, End of period	$1,454,749	$—

Supplemental disclosure of cash flow information:
Deferred underwriting fee payable	$8,000,000	$—
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$17,976,981	$—
Deferred offering costs paid by promissory note – related party	$—	$12,817

The accompanying notes are an integral part of the unaudited condensed financial statements.

A PARADISE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

A Paradise Acquisition Corp. (formerly A Paradigm Acquisition Corp., the “Company”) is a blank check company incorporated in the British Virgin Islands (or the “BVI”) on November 9, 2022. The Company was formed for the purpose of effecting a merger, shares exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “business combination”). Although there is no restriction or limitation on what industry or geographic region the Company’s target operates in, it is the Company’s intention to pursue prospective targets that are in the leisure and entertainment sector.

As of September 30, 2025, the Company had not commenced any operations. For the period from November 9, 2022 (inception) through September 30, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (the “IPO”), and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of dividends and/or interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 600,000 units (the “Private Placement Units”) to the Sponsor and the underwriters, Cohen & Company Capital Markets (“CCM”), a division of Cohen & Company Securities, LLC, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000, which is described in Note 4. The Company granted the underwriters a 45-day option to purchase up to an additional 3,000,000 Units at the IPO price to cover over-allotments, if any, which expired unexercised on September 12, 2025.

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

The underwriters, the Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, Private Shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, Private Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and Private Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

Going Concern Consideration

As of September 30, 2025, the Company had $1,454,749 in cash and a working capital of $1,165,011. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares, and loan proceeds from the Sponsor of $300,000 under the promissory note, which was subsequently repaid in full on October 9, 2025.

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company initially has until July 31, 2027 to consummate the initial Business Combination (assuming no extensions). If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of its amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the Combination Period, or by July 31, 2027 (assuming no extensions). Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 31, 2027 (assuming no extensions).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form S-1 filing. Certain information or footnote disclosures normally included in the unaudited condensed financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected through December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,454,749 and none in cash and cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Offering Costs Associated with Initial Public Offering

Offering costs were $12,645,418 consisting of $4,000,000 of cash underwriting fee which was paid in cash at the closing date of the IPO, $8,000,000 of deferred underwriting fee, and $645,418 of other offering costs that are directly related to the IPO and charged to shareholders’ equity upon the completion of the IPO. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. The Company allocates offering costs among public shares, Public Rights and Private Placement Units based on the relative fair values of Public Shares, Public Rights and Private Placement Units. Accordingly, $12,303,992 was allocated to Public Shares and charged to temporary equity, and $341,426 was allocated to Public Rights and Private Placement Units and charged to shareholders’ equity.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

During the nine months ended September 30, 2025, net proceeds of $200,000,000 from the sale of Units in the IPO were deposited into the Trust Account and interest earned from the Trust Account amounted to $1,375,529. As of September 30, 2025 and December 31, 2024, investments held in Trust Account were $201,375,529 and nil, respectively.

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

Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds	$200,000,000
Subtract:
Proceeds allocated to Public Share Rights	(5,400,000)
Proceeds allocated to over-allotment option	(272,989)
Class A ordinary shares issuance costs	(12,303,992)
Add:
Accretion of carrying value to redemption value	17,976,981
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	1,375,529
Class A ordinary shares subject to possible redemption – September 30, 2025	$201,375,529

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. For the period ended September 30, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$1,479,282	$(29,731)	$1,426,617	$(37,731)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	(1,375,529)	—	(1,375,529)	—
Net income (loss) including accretion of ordinary shares to redemption value	$103,753	$(29,731)	$51,088	$(37,731)

	For the three months ended September 30，
	2025		2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share Numerator:
Allocation of net income (loss)	$69,043	$34,710	$—	$(29,731)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	1,375,529	—	—	—
Allocation of net income (loss)	1,444,572	34,710	—	(29,731)

Denominator:
Basic and diluted weighted average shares outstanding	13,260,870	6,666,667	—	6,666,667
Basic and diluted net income (loss) per ordinary share	$0.11	$0.01	$—	$(0.00)

	For the nine months ended September 30，
	2025		2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share Numerator:
Allocation of net income (loss)	$20,502	$30,586	$—	$(37,731)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	1,375,529	—	—	—
Allocation of net income (loss)	1,396,031	30,586	—	(37,731)

Denominator:
Basic and diluted weighted average shares outstanding	4,468,864	6,666,667	—	6,666,667
Basic and diluted net income (loss) per ordinary share	$0.31	$0.00	$—	$(0.01)

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2024 (see Note 9).

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

Note 5 — Related Party Transactions

Founder Shares

On November 9, 2022, the Sponsor acquired 3,737,500 Class B ordinary share (“Founder Shares”) for an aggregate purchase price of $25,000. Founder Shares have been retroactively restated to reflect a share subscription and purchase agreement. On October 2, 2024, the Company issued 5,750,000 Founder Shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Founder Shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters); subsequently, 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. On September 15, 2025, as a result of the underwriters’ over-allotment option expiring, a total of 1,000,000 Founder Shares were forfeited. The related share and per-share amounts presented in these financial statements have been retroactively adjusted to reflect this share forfeiture for all periods presented.

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

Due to Related Party

Prior to the closing of the IPO, the Sponsor funded the Company’s transaction costs related to the IPO. As of September 30, 2025 and December 31, 2024, $57,922 and nil were outstanding, respectively; the amount is unsecured, interest-free and due on demand.

Promissory Note — Related Party

On December 9, 2022, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO (the “Note”). The Note is non-interest bearing, unsecured and was due at the earlier of (1) December 31, 2023, and (2) the closing of the IPO or (3) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On October 22, 2024, the Note was amended to extend the maturity date to the earlier of (1) June 30, 2025, and (2) the closing of the IPO or (3) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. The Note will be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of September 30, 2025 and December 31, 2024, the Company had borrowed $300,000 and $235,806 under the Note, respectively, which is due on demand. On October 9, 2025, the Company subsequently repaid the Note in full. The Note was terminated after the repayment.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

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

Underwriter Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 3,000,000 Units to cover over-allotments, if any, which expired unexercised on September 12, 2025.

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $4,000,000, of which $2,000,000 were invested in the purchase of Private Placement Units, upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of up to $0.40 per Unit, or 4% of the gross proceeds of the offering, or up to $8,000,000 in the aggregate (or $9,200,000 in the aggregate if the underwriter’s over-allotment option is exercised in full), payable based on the funds remaining in the Trust Account after redemptions of Public Shares, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company recorded the deferred underwriting fee payable in the balance sheet as of July 31, 2025, by referring to ASC 450 that deferred underwriter fees should be recognized upon the close of IPO if the Business Combination is probable of occurring, and the underwriter fee can be reasonably estimated.

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares with no par value. As of September 30, 2025 and December 31, 2024, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares with no par value. As of September 30, 2025, there were 600,000 Class A ordinary shares outstanding, excluding 20,000,000 shares subject to possible redemption, and as of December 31, 2024, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with no par value. On November 9, 2022, the Company issued 3,737,500 shares of Class B ordinary share to the Sponsor. The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000 and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. On May 19, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 Class B ordinary shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the Class B ordinary shares were repurchased by the Company for an aggregate purchase price of $25,000. On September 15, 2025, as a result of the underwriters’ over-allotment option expiring, a total of 1,000,000 Class B ordinary shares were forfeited. As of September 30, 2025 and December 31, 2024, there were 6,666,667 shares of Class B ordinary shares issued and outstanding. Shares have been retroactively adjusted to reflect this share forfeiture for all periods presented.

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

Rights — As of September 30, 2025 and December 31, 2024, there were 20,000,000 rights and nil right outstanding, respectively. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one eighth (1/8) of one Class A ordinary share upon consummation of the Company’s initial business combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial business combination. In the event that the Company will not be the surviving company upon completion of its initial business combination, each holder of a right will be required to affirmatively convert its right in order to receive the one eighth (1/8) of one Class A ordinary share underlying each right upon consummation of the business combination (without paying additional consideration). The Company will not issue fractional shares in connection with an exchange of right. As a result, holders must hold rights in multiples of eight (8) in order to receive Class A ordinary shares for all such rights upon closing of a business combination. The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2025	(level 1)	(level 2)	(level 3)
Assets
Investments held in Trust Account	$201,375,529	$201,375,529	—	—

Note 9 — Segment Information

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
General administrative expenses	$173,657	$29,731	$226,322	$37,731
Interest earned on investments held in Trust Account	$1,375,529	$—	$1,375,529	$—

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and interest earned on investments held in Trust Account. General and administrative expenses include insurance expenses, Nasdaq listing expenses, trust service expenses, auditing expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses and are reviewed in aggregate to ensure alignment with budget and contractual obligations. The CODM reviews interest earned on investments in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement.

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 9, 2025, the Company repaid the Note in full. The Note was terminated after the repayment.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in our other filings filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on November 9, 2022 as a British Virgin Islands business company with limited liability and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the IPO or otherwise) shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

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

On July 31, 2025 and in connection with the IPO, the Company consummated (i) the purchase by the Sponsor of 400,000 private placement units (the “Sponsor Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, and (ii) the purchase by CCM of 200,000 private placement units (the “Underwriter Private Placement Units” and together with the Sponsor Placement Units, the “Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000. The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, which expired unexercised on September 12, 2025.

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

On September 15, 2025, the Sponsor forfeited 1,000,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 9, 2022 (inception) through September 30, 2025 have been limited to organizational activities as well as activities related to the Initial Public Offering, and subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2025, we had a net income of $1,479,282, which consisted of interest income of $1,379,950, and a gain on expiration of over-allotment option liability, partially offset by general and administrative expenses of $173,657. For the three months ended September 30, 2024, we had net loss of $29,731, all of which consisted of formation and operating expenses.

For the nine months ended September 30, 2025, we had a net income of $1,426,617, which consisted of interest income of $1,379,950, and a gain on expiration of over-allotment option liability, partially offset by general and administrative expenses of $226,332. For the nine months ended September 30, 2024, we had net loss of $37,731, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

As previously disclosed on a Current Report on Form 8-K dated July 29, 2025, on July 31, 2025, the Company consummated the IPO of 20,000,000 Units. Each Unit consists of one Public Share and one Public Right to receive one-eighth of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000. The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, which expired unexercised on September 12, 2025. The total aggregate issuance of the Company of 20,000,000 Units at a price of $10.00 per Unit resulted in a total gross proceeds of $200,000,000. On September 15, 2025, the Sponsor forfeited 1,000,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

As previously disclosed on a Current Report on Form 8-K dated July 29, 2025, on July 31, 2025, simultaneously with the closing of the IPO, the Company consummated the private placement of 600,000 Private Placement Units to the Sponsor and the underwriters at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000.

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

The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Placement Units are identical to the units sold in this offering except that, so long as they are held by our sponsor, CCM or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor or CCM until the completion of our initial business combination.

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

As of September 30, 2025, we had cash of $1,454,749 and a working capital of $1,165,011. The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and total advances from the Sponsor of $57,922 to cover certain offering costs, as well as a loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a business combination.

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

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan in addressing this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination within the Combination Period, or by July 31, 2027 (assuming no extensions), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares, Private Placement Units, and units that may be issued on conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, the underwriters may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the effective date of the IPO and may not exercise its demand rights on more than one occasion. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable Lock-up period, which occurs (i) in the case of the Founder Shares, on the earlier of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination, (x) if the last sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the completion of the initial business combination that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Placement Units, including the component securities therein, until the completion of the initial business combination. Notwithstanding the above, the shares to be issued to the underwriters in the IPO will be further subject to the limitations on registration requirements imposed by FINRA Rule 5110(g)(8). The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $4,000,000, of which $2,000,000 were invested in the purchase of Private Placement Units, upon the closing of the IPO. In addition, the underwriters will be entitled to a deferred fee of up to $0.40 per Unit, or 4% of the gross proceeds of the offering, or up to $8,000,000 in the aggregate (or $9,200,000 in the aggregate if the underwriter’s over-allotment option is exercised in full), payable based on the funds available in the Trust Account after redemptions of Public Shares, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The Company recorded the deferred underwriting fee payable in the balance sheet as of July 31, 2025, by referring to ASC 450 that deferred underwriter fees should be recognized upon the close of IPO if the Business Combination is probable of occurring, and the underwriter fee can be reasonably estimated.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates. We have identified the following critical accounting policies:

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the Sponsor.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. As a result of the underwriters’ option not to exercise the over-allotment option, a total of 1,000,000 founder shares were forfeited on September 15, 2025. The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley A
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A PARADISE ACQUISITION CORP.

Date: November 12, 2025	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)