Form 10-K
period 2025-12-31
AParadise Acquisition Corp.
filed 2026-02-09
CIK 1956439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-42769

A PARADISE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Sun’s Group Center, 29th Floor, 200 Gloucester Road, Wan Chai,
Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

+852 9583 3199
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units	APADU	The Nasdaq Stock Market LLC
Class A ordinary shares, no par value	APAD	The Nasdaq Stock Market LLC
Rights	APADR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the Registrant’s securities were not listed on any exchange and all of the registrant’s outstanding ordinary shares were held by affiliates. Accordingly, there was no market value for the registrant’s common stock on such date. The registrant’s Class A ordinary shares commenced trading on the Nasdaq Global Market on July 31, 2025.

As of February 9, 2026, 20,600,000 Class A ordinary shares, including Class A ordinary shares underlying the units, and 6,666,667 Class B ordinary shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

A PARADISE ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, or as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on July 30, 2025 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

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

Initial Public Offering and Private Placement

On July 31, 2025, the Company consummated its initial public offering (the “IPO”) of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share of the Company, no par value (“Class A Ordinary Share”), and one right (“Right”) to receive one-eighth of one Class A Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company completed the private placement (the “Private Placement”) of 600,000 private placement units consisting of (i) the purchase by A SPAC IV (Holdings) Corp. (the “Sponsor”) of 400,000 private placement units (the “Sponsor Private Placement Units”) pursuant to the Sponsor Unit Subscription Agreement, and (ii) the purchase by Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM” or the “Underwriter”) of 200,000 private placement units (the “Underwriter Private Placement Units” and together with the Sponsor Placement Units, the “Private Placement Units”) pursuant to the Underwriter Unit Subscription Agreement. Each Private Placement Unit consists of one Class A Ordinary Share and one right to receive one-eight (1/8) of a Class A Ordinary Share upon the consummation of an initial business combination. The Private Placement Units (and underlying securities) are identical to the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. Additionally, the Sponsor and the Underwriter agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. The Sponsor and the Underwriter were granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Five institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) (the “non-voting sponsor investors”) have purchased, indirectly, through the purchase of non-voting interests in our sponsor, an aggregate of 130,000 Private Placement Units (the “Non-Voting Private Placement Units”) at a price of $10.00 per unit ($1,300,000 in the aggregate). In connection with the non-voting sponsor investor indirectly purchasing, through the Sponsor, the Non-Voting Private Placement Units allocated to the non-voting sponsor investors in connection with the closing of the IPO, the Sponsor issued non-voting shares (the “Non-Voting Sponsor Shares”) at a nominal purchaser price to the non-voting sponsor investors at the closing of the IPO, reflecting interests in an aggregate of 1,368,421 Founder Shares (defined below) held by the Sponsor. On December 19, 2025, an affiliate of the Sponsor purchased all of the issued and outstanding Non-Voting Sponsor Shares from the non-voting sponsor investors.

The Company granted the underwriters a 45-day option to purchase up to an additional 3,000,000 Units at the IPO price to cover over-allotments, if any, which expired unexercised on September 12, 2025. On September 15, 2025, the Sponsor forfeited 1,000,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

As of July 31, 2025, a total of $200,000,000 ($10.00 per unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the completion window (defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the completion window (defined below), subject to applicable law and as further described in the Prospectus. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

As of December 31, 2025, the Company had not commenced any operations. For the period from November 9, 2022 (inception) through December 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the IPO, and subsequent to the IPO, identifying a target company, entering into the business combination agreement described below, and proceeding toward completion of the Business Combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of dividends and/or interest income from the proceeds derived from the IPO.

On August 22, 2025, the Company announced that, on or about August 27, 2025, the holders of the Units may elect to separately trade the Class A Ordinary Shares and rights included in the Units. Each Unit consists of one Class A Ordinary Share and one Right to receive one-eighth of one Class A Ordinary Share upon the consummation of an initial business combination. The Units not separated are currently trading on The Nasdaq Global Market (“Nasdaq”) under the symbol “APADU.” The Class A Ordinary Shares and Rights are currently trading on Nasdaq under the symbols “APAD” and “APADR,” respectively. Holders of Units will need to have their brokers contact Continental Stock Transfer & Trust Company, the Company’s transfer agent, in order to separate the holders’ Units into Class A ordinary shares and rights.

Business Combination Agreement

On November 26, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with A Paradise Merger Sub I, Inc., a Cayman Islands exempted company and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Enhanced Ltd, a Cayman Islands exempted company with limited liability (“Enhanced”).

The Mergers

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Enhanced Business Combination”), following the Acquiror Domestication (as defined below):

●	(i) at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the Companies Act (as revised) of the Cayman Islands (“Cayman Companies Act”) and the Texas Business Organizations Code (“TBOC”), (x) Merger Sub will merge with and into Enhanced, the separate corporate existence of Merger Sub will cease and Enhanced will be the surviving company and a wholly owned subsidiary of the Company (the “First Merger”) and (y) immediately following the First Merger, Enhanced will merge with and into the Company, the separate corporate existence of Enhanced will cease and the Company will be the surviving corporation (together with the First Merger, the “Mergers”); and

●	(ii) as a result of the Mergers, among other things, all outstanding shares of common stock (inclusive of shares of converted preferred stock and issuable in respect of the SAFE financing described below) of Enhanced immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive, except with respect to (i) any shares of common stock of Enhanced subject to options or consultant awards, (ii) any shares of common stock of Enhanced held in the treasury of Enhanced, which treasury shares will be cancelled as part of the First Merger, and (iii) any shares of common stock of Enhanced held by shareholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the applicable provisions of the Cayman Companies Act, a number of shares of A Paradise Domesticated Class A Common Stock (as defined below), as adjusted in accordance with the Business Combination Agreement and as further described therein. In addition, at the First Merger, certain holders designated by Apeiron Investment Group Limited (the “Class B Holders”) will be issued a number of shares of the Company’s Class B Common Stock such that, immediately after the Closing, the Class B Holders will have at least 95% of the voting power of the capital stock of the surviving corporation on a fully-diluted basis.

The Board of Directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Business Combination Agreement, the Enhanced Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the shareholders of the Company.

The Acquiror Domestication

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the TBOC, the BVI Business Companies Act, 2004 (the “BVI Act”), and the Company’s memorandum and articles of association, the Company will effect a deregistration under the BVI Act and a domestication under the TBOC (by means of filing a certificate of conversion and certificate of formation with the Secretary of State of the State of Texas), pursuant to which the Company’s jurisdiction of incorporation will be changed from the British Virgin Islands to the State of Texas (the “Acquiror Domestication”). Upon the effective time of the Acquiror Domestication, the Company will change its name to “Enhanced Group Inc.”.

Immediately prior to the effective time of the Acquiror Domestication, each then issued and outstanding share of the Company’s Class B Common Stock will convert automatically, on a one-for-one basis, into a share of the Company’s Class A Common Stock (the “Converted Acquiror Class A Common Stock”). At the effective time of the Acquiror Domestication, (a) each then issued and outstanding share of the Company’s Class A Common Stock (including the Converted Acquiror Class A Common Stock) will convert automatically, on a one-for-one basis, into a share of the Company’s Class A common stock, par value $0.0001 per share, of the Company (after the Acquiror Domestication) (the “Domesticated Acquiror Class A Common Stock” or “Enhanced Group Class A common stock”); (b) the Company will authorize a new class of Class B common stock, par value $0.0001 per share (the “Domesticated Acquiror Class B Common Stock” or “Enhanced Group Class B common stock”), the terms of which will provide, among other things, that each share of Domesticated Acquiror Class B Common Stock will carry ten votes; (c) each then issued and outstanding unit of the Company (the “BVI Acquiror Units”) will convert automatically into a domesticated Acquiror unit representing one share of Domesticated Acquiror Class A Common Stock and a right to receive one-eighth of one share of Domesticated Acquiror Class A Common Stock at the Closing; and (d) each then issued and outstanding right of the Company (the “BVI Acquiror Right”) will convert automatically into a domesticated Acquiror right, with each domesticated Acquiror right representing the right to receive one-eighth of one Domesticated Acquiror Class A Common Stock at the Closing.

Conditions to Closing

The Mergers are subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) approval of the Enhanced Business Combination and related agreements and transactions by the respective shareholders of the Company and Enhanced, (ii) effectiveness of the proxy statement / registration statement filed by the Company and Enhanced with the SEC in connection with the Enhanced Business Combination, (iii) all requisite regulatory approvals having been obtained and expiration of any applicable waiting periods, including those under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”), (iv) the absence of any governmental order enacted, issued, promulgated, enforced, or entered by any governmental authority which has become final and non-appealable and has the effect of making consummation of the Mergers illegal or otherwise preventing or prohibiting consummation of the Mergers, (v) receipt of approval for listing on the Nasdaq Stock Market (or NYSE, as applicable) the shares of Domesticated Acquiror Class A Common Stock to be issued in connection with the Mergers, and (vi) the Acquiror Domestication has been completed.

Other conditions to the Company’s and Merger Sub’s obligations to consummate the Mergers include (i) that the representations and warranties of Enhanced are true and correct, generally subject to an absence of inaccuracies that would constitute a material adverse effect, (ii) each of the covenants of Enhanced to be performed on or prior to the Closing has been performed in all material respects, (iii) there has not occurred a material adverse effect on Enhanced that is continuing, (iv) receipt of certain signed certificates from Enhanced, and (v) delivery of a counterparty of each of the ancillary agreements to which Enhanced or any of its affiliates is a party.

Other conditions to Enhanced’s obligations to consummate the Mergers include that (i) the representations and warranties of the Company are true and correct, generally subject to an absence of inaccuracies that would constitute a material adverse effect, (ii) each of the covenants to be performed by the Company on or prior to the Closing has been performed in all material respects, (iii) receipt of certain signed certificates from the Company, (iv) delivery of a counterpart of each of the ancillary documents to which the Company or any of its affiliates is or will be a party and (v) the private placement investment has resulted in proceeds to Enhanced of at least $40,000,000.

Covenants

The Business Combination Agreement contains covenants providing for the parties to conduct their respective businesses in the ordinary course through the Closing and to refrain from taking or authorizing certain actions through the Closing, subject to specified exceptions and qualifications contained in the Business Combination Agreement. The Business Combination Agreement contains additional covenants including, among others (i) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (ii) Enhanced to provide inspection rights to the Company and its Representatives prior to the Closing, (iii) Enhanced to prepare and deliver to the Company certain audited and unaudited consolidated financial statements of Enhanced and its subsidiaries, (iv) Enhanced to effect conversion of all outstanding preferred shares of Enhanced into common stock of Enhanced, (v) the Company to take certain actions to cause each Enhanced employee to continue in employment with the surviving corporation following the Closing, (vi) the Company to adopt an incentive equity plan, founder equity plan, and employee stock purchase plan, (vii) the Company to cause any documents to be delivered to the trustee, pay certain amounts out of the trust and subsequently terminate the trust, (viii) the Company to ensure that the Company remains listed on the Nasdaq Stock Market and that the Company and Enhanced prepare and submit to Nasdaq or NYSE, as determined by Enhanced, a listing application, (ix) the Company to take actions necessary to cause the individuals set forth in the Company Disclosure Letter to be elected as members of Enhanced Group’s board of directors, (x) the indemnification of the present and former directors and officers of Enhanced and the Company and the purchase of a directors and officers liability insurance policy, (xi) the Company to keep current and timely file reports required to be filed or furnished to the SEC, and (xii) the Company to reasonably cooperate with Enhanced to disclose material events of Enhanced and its subsidiaries, (xiii) in the event of shareholder litigation, the Company to notify Enhanced and to provide Enhanced with the opportunity to participate in such litigation, (xiv) the Company to cause that certain Registration Rights Agreement, dated as of July 29, 2025, by and between the Company, the Sponsor and certain other parties thereto to be terminated, (xv) the Company and Enhanced to use commercially reasonable efforts to obtain necessary approvals from governmental agencies, (xvi) prepare and file a proxy statement/registration statement with the SEC, (xvii) the Company to take certain other actions to obtain the requisite approval of the Company’s shareholders, (xviii) Enhanced to obtain the approval of its shareholders in accordance with the terms of the governing documents of Enhanced and (xix) the Company and Enhanced to prepare and submit a registration statement for a shelf registration Form S-1 at the election of Enhanced.

In addition, prior to the Closing, Enhanced may enter into one or more agreements in a form reasonably acceptable to the Company with third-party investors or existing investors of Enhanced, pursuant to which Enhanced may issue to such investors (i) debt or equity securities, (ii) the right to certain capital shares of Enhanced or (iii) certain equity interests in Enhanced.

Prior to the Closing, Enhanced may facilitate and arrange for one or more subscription agreements to be entered into between the Company and one or more third-party investors pursuant to which such investors will subscribe for the Company’s Class A Common Stock (“PIPE Subscription Agreements”), which PIPE Subscription Agreements will be conditioned on the Closing.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties by the Company, Merger Sub, and Enhanced, with respect to, among other things, (i) company organization, (ii) due authorization, (iii) no conflict, (iv) governmental authorities or consents, (v) capitalization, (vi) financial statements, (vii) undisclosed liabilities, (viii) litigation, (ix) material contracts, (x) Enhanced benefit plans, (xi) taxes, (xii) insurance, (xiii) real property, (xiv) intellectual property, (xv) environmental matters, (xvi) absence of changes, (xvii) sanctions, and (xviii) suppliers. The representations and warranties of the respective parties to the Business Combination Agreement generally will not survive the Closing.

Termination

The Business Combination Agreement may be terminated at any time prior to the Closing (i) by mutual written consent of the Company and Enhanced, (ii) by either party in certain other circumstances set forth in the Business Combination Agreement, including (a) if any governmental authority shall have issued or otherwise entered a final, non-appealable order making consummation of the Mergers illegal or otherwise preventing or prohibiting consummation of the Mergers and (b) in the event of certain uncured breaches by the other party or if the Closing has not occurred on or before the May 15, 2026 (subject to extension of such date in accordance with the terms of the Business Combination Agreement) or (c) the Mergers shall not have been consummated by the May 15, 2026, unless extended by Enhanced to May 25, 2026, unless further extended by Enhanced to June 5, 2026 or (c) if certain approvals of the shareholders of the Company, to the extent required under the Business Combination Agreement, are not obtained as set forth therein or if there is a Modification in Recommendation (as defined in the Business Combination Agreement).

The Business Combination Agreement and related agreements are further described in the Form 8-K filed by the Company on November 28, 2025.

A Paradise Holders Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into an acquiror holder support agreement (the “A Paradise Holders Support Agreement”), dated as of November 26, 2025, between the Company, Enhanced and the Sponsor (the “Major A Paradise Shareholder”). Under the A Paradise Holder Support Agreement, the Major A Paradise Shareholder agrees that, among other things, (i) the Major A Paradise Shareholder will not to sell or transfer their shares until the earlier to occur of the Second Effective Time and the termination of the Business Combination Agreement, and (ii) that at any meeting of the shareholders and in any action by written consent of the shareholders, the Major A Paradise Shareholder will vote all of its shares for the Enhanced Business Combination and related transactions.

Enhanced Holders Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into the Enhanced holders support agreement (the “Enhanced Holder Support Agreement”), dated as of November 26, 2025, among certain shareholders of Enhanced (the “Major Enhanced Stockholders”). Under the Enhanced Holder Support Agreement, the Major Enhanced Stockholders agree, among other things, not to sell or transfer their shares until the earlier to occur of the Second Effective Time and the termination of the Business Combination Agreement, and that at any meeting of the shareholders and in any action by written consent of the shareholders, such Major Enhanced Stockholders will vote all of their shares for the Enhanced Business Combination and related transactions.

Sponsor Equity Agreement

In connection with the execution of the Business Combination Agreement, Apeiron Investment Group Limited (“Apeiron”) and the Sponsor entered into a sponsor equity agreement (the “Sponsor Equity Agreement”), dated as of November 26, 2025. Pursuant to the Sponsor Equity Agreement, subject to the closing of the Enhanced Business Combination, (i) Apeiron granted the Sponsor an option to require Apeiron to purchase up to 100%, and the Sponsor granted Apeiron an option to purchase, up to 100%, but no less than 78%, of the equity securities then held by the Sponsor in the surviving company (the “Sponsor Securities”), in each case in accordance with the terms and conditions set forth therein, (ii) Apeiron paid the Sponsor a deposit of $5,500,000, which is generally non-refundable, subject to certain exceptions, and (iii) the parties agreed to certain termination fee arrangements as described below.

Under the terms of the Sponsor Equity Agreement, following the closing of the Enhanced Business Combination, and during the 90-day period thereafter, the Sponsor will have the right to sell (the “Put Option”) to Apeiron up to 100%, and Apeiron will have the right to require the Sponsor to sell (the “Call Option”) to Apeiron, up to 100% (and not less than 78%) of the Sponsor Securities, free and clear of liens (other than certain customary restrictions). The purchase price for the Sponsor Securities pursuant to the Put Option or Call Option will be determined based on the percentage of Sponsor Securities delivered, as set forth in the Sponsor Equity Agreement, less the deposit amount previously paid by Apeiron. The maximum purchase price for the Put Option and Call Option are in a range of $6,700,000 to $9,000,000 and in a range of $11,000,000 to $15,500,000, respectively, in each case depending on the number of shares received and, furthermore, in each case less the deposit previously paid by Apeiron. The Put Option and Call Option may only be exercised during the specified option period and are subject to certain procedural and closing conditions set forth in the Sponsor Equity Agreement.

Additionally, the Sponsor Equity Agreement provides for the payment by the Sponsor to Apeiron of a termination fee of up to $4,875,000 under certain circumstances if the Business Combination Agreement is terminated due to a willful breach by the Company or its affiliates, including the Sponsor. The amount of the termination fee is subject to specific milestones relating to the preparation and filing of the proxy statement/registration statement for the Enhanced Business Combination.

The Sponsor Equity Agreement also contains customary representations, warranties and covenants of the parties, including a lock-up on the transfer of Sponsor Securities during the option period, covenants relating to regulatory approvals and cooperation, and other customary provisions.

In connection with its entry into the Sponsor Equity Agreement, on November 26, 2025, Apeiron entered into a Participation Agreement (the “Participation Agreement”) with BBG Beteiligungen GmbH (“BBG”), an affiliate of Enhanced’s financial advisor, in connection with the transactions contemplated by the Business Combination Agreement, pursuant to which BBG agreed to participate in 33.33% of the economics of the transactions contemplated by the Sponsor Equity Agreement, including the funding of the deposit amount of $5,500,000.

Additional Agreements Executed Before Signing

Simple Agreements for Future Equity

Immediately prior to execution of the Business Combination Agreement, Enhanced entered into simple agreements for future equity (each, a “SAFE”) with certain investors (each, a “SAFE investor”) pursuant to an equity private placement that contemplates that, upon consummation of the Enhanced Business Combination, all outstanding SAFEs issued by Enhanced will automatically convert, immediately prior to the closing of the Enhanced Business Combination, into Enhanced Group Class A common stock in accordance with their terms. The number of shares of Enhanced Group Class A common stock to be issued upon conversion will be determined by dividing each SAFE investor’s purchase amount by Enhanced’s pre-money valuation cap of $1.2 billion, multiplied by the fully diluted capitalization of Enhanced immediately prior to the Enhanced Business Combination. As a result, the SAFE holders will collectively receive a number of shares of Enhanced Group Class A common stock representing their pro rata ownership percentage in Enhanced Group on a fully diluted basis. Concurrently with such conversion, Enhanced Group will also issue to the SAFE investors warrants equal to fifty percent (50%) of the number of shares of Enhanced Group Class A common stock received upon conversion, each exercisable for one share of Class A common stock at a per-share price equal to the conversion price determined under the SAFE. Such warrants will have a two-year exercise period. In addition, the SAFE documents provide for a partial early release from a lock-up applicable to Enhanced securityholders upon completion of the Enhanced Business Combination, as a result of which many SAFE investors are existing Enhanced shareholders, and therefore should not be seen as a third party validation of the valuation of the Enhanced Business Combination.

Additional Agreement to be Executed at Closing

The Business Combination Agreement provides that, upon consummation of the transactions, the parties will enter into the following additional agreement, among others.

Registration Rights Agreement

At the closing, Enhanced Group, certain Enhanced Stockholders, Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC, and the Sponsor will enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, Enhanced Group will be required to register for resale securities held by the stockholders party thereto. Enhanced Group will have no obligation to facilitate or participate in more than two underwritten offerings in any twelve-month period. In addition, the holders have certain customary “piggyback” registration rights with respect to registrations initiated by Enhanced Group. Enhanced Group will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.

A copy of the form of Registration Rights Agreement is filed as Exhibit C to the Business Combination Agreement filed as Exhibit 2.1 to the Current Report on Form 8-K dated November 26, 2025.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein.

The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may hold in connection with the completion of our initial business combination.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of the IPO (the “completion window”) to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to obligations under British Virgin Islands law. This redemption of public shareholders from the Trust Account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the Trust Account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our Trust Account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and file notice with the Registrar that the liquidation is complete. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholder has agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the Trust Account.

However, if our sponsor or management team acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within allotted completion window. There will be no redemption rights or liquidating distributions with respect to our private placement units, which will expire worthless in the event we do not consummate our initial business combination within the completion window. We will pay the costs of our liquidation from our remaining assets outside of the Trust Account or interest earned on the funds held in the Trust Account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our Trust Account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the Trust Account we may not be able to return to our public shareholders the liquidation amounts payable to them.

Our sponsor, officers, directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose.

If those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO, and the sale of the private placement units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 (whether or not the underwriter’s over-allotment option is exercised in full). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditor’s claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with a third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our sponsor agreed that it will be liable to us, if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors, the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our Trust Account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the Trust Account, we cannot assure you we will be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances shall a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Business Strategy

We will seek to capitalize on the experience and networks of the members of our management team: Mr. Claudius Tsang, Mr. Ashley Bancroft, Mr. Nathan Pau and Ms. Tracy Hui Yin Choi, as well as our advisor, Mr. Kester Ng, to identify, evaluate and acquire a target business. Our management team consists of professionals who have significant experience in both public and private companies. Members of our management and our advisor also have experience in sourcing and evaluating potential investment opportunities as well as deal negotiation, corporate finance, business operation and management. We have developed a proprietary network of relationships with business leaders, investors and intermediaries that we believe can generate deal flow for us. However, our management team and our advisor’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, non-voting sponsor investors or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. A target business affiliated with a non-voting sponsor investors would not be considered an affiliated entity. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm or independent investment banking firm that commonly renders valuation opinions that our initial business combination is fair to our shareholders from a financial point of view. We are not required to obtain such an opinion in any other context.

Acquisition Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. Qualities we look for in identifying target businesses include but are not limited to the following:

Strong Management. Proven management with a track record of executing and growing platforms who can credibly operate within public markets.

Advantages to being a public company. Companies that would benefit from being part of the public capital markets. Such benefits could include greater, more efficient access to equity or debt capital, a currency to better execute a consolidation or roll-up strategy and a public stock to better attract and retain employees.

Competitive advantage. Companies whose products and services are defensible and afford a differentiation solution to customers.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. We may decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines.

Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under British Virgin Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until July 31, 2027 (assuming no extensions) or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein.

If we are unable to complete our initial business combination within the completion window and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, or by such earlier liquidation date as our board of directors may approve, from the closing of the IPO, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest or other income earned on such funds. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

If we do not complete our initial business combination within the completion window, while we do not currently intend to seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we determine not to or are unable to extend the time period to consummate our initial business combination or fail to obtain shareholder approval to extend the completion window, our sponsor’s investment in our founder shares, private placement shares and our private placement rights will be worthless, except to the extent they receive liquidating distributions from assets outside the trust account. We may repay any loans which may be made by our sponsor or an affiliate of our sponsor or certain of our directors and officers to finance transaction costs in connection with an intended initial business combination; up to $1,500,000 of such loans may be convertible into private placement units at a price of $10.00 per unit at the option of the lender. We will also reimburse our sponsor, directors, advisors or officers, or our or any of their respective affiliates for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, non-voting sponsor investors or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. A target business affiliated with a non-voting sponsor investors would not be considered an affiliated entity. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm or independent investment banking firm that commonly renders valuation opinions that our initial business combination is fair to our shareholders from a financial point of view. We are not required to obtain such an opinion in any other context. If no opinion is obtained, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view and our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on the Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Potential Legal and Operational Risks Associated with Acquiring a Company that does Business in China

Although we currently do not have any subsidiary in the People’s Republic of China, Macau and/or Hong Kong (collectively, the “PRC” or “China”) or China operations, certain of our executive officers and directors are located in, or have significant ties to, China, and we could potentially acquire a company based in China in an initial business combination. Although we have entered into a merger agreement with Enhanced, a Cayman Islands company that does not have any operations in China, and are currently in the process of finalizing the business combination, it is important to note that we may pursue any potential target businesses in foreign jurisdictions, including entities based in China, if the merger with Enhanced is terminated. If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company’s business operations in China through its subsidiaries, as applicable, are subject to relevant requirements to obtain applicable licenses from PRC governmental authorities under relevant PRC laws and regulations. If our target company is a PRC company, the combined company may face various legal and operational risks and uncertainties after the business combination, including, without limitation, regulatory review of overseas listing of PRC companies, restrictions on foreign ownership in certain industries, regulatory changes in the variable interest entity (the “VIE”) structure, including the validity and enforcement of the agreements in connection with such a VIE structure, if our target company is required to use such VIE structure. We are also subject to the risks of uncertainty about any future actions of the PRC government in this regard, or if our PRC target company fails to comply with their rules and regulations. Further, if the PRC target company uses a VIE structure, we will be subject to certain legal and operational risks associated with VIE’s operations in the PRC. Specifically, if the Chinese regulatory authorities disallow the VIE structure in the future, it will likely result in a material change in our financial performance and our results of operations and/or the value of our securities post business combination with a PRC target, which could cause the value of our securities to significantly decline or become worthless.

PRC laws and regulations are sometimes vague and uncertain, and therefore, these risks may result in a material change in our operations or the combined company’s principal operations in China, significant depreciation of the value of our or the combined company’s securities, or a complete hindrance of our or the combined company’s ability to offer securities to investors and cause the value of such securities to significantly decline or be worthless. The PRC government has significant authority to exert influence on the ability of a China-based company to conduct its business, make or accept foreign investments or list on a U.S. stock exchange. The PRC government has published policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect us or our potential business combination with a PRC operating business and the business, financial condition, and results of operations of the combined company. Further, due to (i) the risks associated with acquiring and operating a business in the PRC and (ii) the fact that certain of our executive officers and directors are located in or have significant ties to China, it may make a us a less attractive partner to certain potential target businesses, including non-China-based target companies and may also make it more difficult for us to consummate a business combination with a China-based target business.

The PRC government also initiated a series of regulatory actions and statements to regulate business operations in China, including adopting measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, according to the New Measures for Cybersecurity Review (the “New Measures”) effective on February 15, 2022, network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cyber Security Review Office when they go public abroad, and accordingly these companies may not be willing to list on a U.S. stock exchange or enter into a definitive business combination agreement with us. We face risks associated with regulatory approvals of the proposed business combination between us and the target, offshore offerings, anti-monopoly regulatory actions, and cybersecurity and data privacy. The PRC government may also intervene with or influence our or the combined company’s operations as the government deems appropriate to further regulatory, political and societal goals. Any such action, once taken by the PRC government, could result in a material change in our operations, including our search for a target business, and make it more difficult and costly for us to consummate a business combination with a target business operating in China, result in material changes in the combined company’s post-combination operations and cause the value of our securities or those of the combined company’s securities to significantly decline, or in extreme cases, become worthless or completely hinder our ability or the ability of the combined company to offer or continue to offer securities to investors.

If we consummate our initial business combination with a PRC target company, we may operate in the PRC primarily through our PRC subsidiaries. We may also adopt a series of contractual arrangements with the VIEs in the PRC, in which case (i) the VIEs will be PRC-based operations companies and our PRC subsidiaries will be shell companies and (ii) investors in our securities will not and may never directly own equity interest in the VIEs but will instead hold equity interest in a holding company of our PRC subsidiaries. Under the VIE arrangement, the dividends or other distributions to be paid by our PRC subsidiaries to their overseas holding company will depend on such PRC subsidiaries’ entitlement to substantially all of the economic benefits of the VIEs, which are typically in the form of services fees or license fees payable by the VIEs to our PRC subsidiaries under various VIE agreements. Such contractual arrangements may not be as effective as direct ownership in respect of our relationship with the VIE and we may be adversely affected if we experience difficulties in settling the amounts owed to our PRC subsidiaries by the VIEs. All of these contractual arrangements may be governed by and interpreted in accordance with PRC law, and disputes arising from these contractual arrangements may be resolved in court or through arbitration in China. However, the legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. There are very few precedents and little official guidance as to how contractual arrangements should be interpreted or enforced under PRC law. The contractual arrangements have not been tested in a court of law in the PRC and there remain significant uncertainties regarding the ultimate outcome of arbitration or court decisions should legal action become necessary.

Currently, we are a single entity and do not make any internal cash transfers. However, if our organizational structure expands, or if we acquire a PRC target company which does not require a VIE structure, we may transfer funds to the PRC target company through an increase in the registered capital of or a shareholder loan to the PRC target company. The PRC target company may in turn make distributions or pay dividends to us. If we acquire a PRC target company which requires a VIE structure, the post-combination entity may rely on payments made from the VIE to a wholly foreign-owned enterprise (the “WFOE”) and subsequently the WFOE distributes funds to the post-combination entity as dividends, and cash to the PRC target company could be transferred through our organization in the manner as follows: (i) the holding company may transfer funds to WFOE, via additional capital contributions or shareholder loans, as the case may be; and (ii) the WFOE may provide loans to the PRC target company, subject to statutory limits and restrictions.

If our organizational structure expands, or if we acquire a company based in China, to the extent that we or the combined company in the future seeks to fund the business through distributions, dividends or transfers of funds among and between the holding company and subsidiaries, any such transfer of funds within and among the subsidiaries will be subject to PRC regulations. Specifically, investment in Chinese companies is governed by the PRC Foreign Investment Law, the dividends and distributions from a PRC subsidiary are subject to regulations and restrictions on dividends and payments to parties outside of China, and any transfer of funds among the PRC subsidiaries is subject to regulations on private lending and must be permitted thereunder. Additionally, the PRC government may impose controls on the conversion of Renminbi into foreign currencies and the remittance of currencies out of the PRC. In order for the combined company to pay dividends to its stockholders, the combined company will rely on payments made from the PRC subsidiaries of the combined company and the distribution of such payments to the combined company as dividends from the PRC subsidiaries of the combined company. If we are to acquire a China-based operating company, the dividends and distributions from a PRC subsidiary will be subject to regulations and restrictions on dividends and payments to parties outside of China and the combined company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from its subsidiaries, if any.

Regardless of whether we have a VIE structure or direct ownership structure post-business combination, we may depend on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements. As at the date of this annual report, we have not made any dividends or distributions to our shareholders or any U.S. investors and we have not made any cash transfers as we are a blank check company with no subsidiary. To date, there have not been any capital contribution or shareholder loans by us to any PRC entities and we have not received, declared or made any dividends or distributions.

Pursuant to the Holding Foreign Companies Accountable Act (the “HFCAA”), the United States Public Company Accounting Oversight Board (the “PCAOB”) issued a Determination Report on December 16, 2021 which found that the PCAOB is unable to inspect or investigate completely registered public accounting firms headquartered in (1) mainland China of the PRC because of a position taken by one or more authorities in mainland China and (2) Hong Kong, a Special Administrative Region and dependency of the PRC, because of a position taken by one or more authorities in Hong Kong. In addition, the PCAOB’s report identified the specific registered public accounting firms which are subject to these determinations. On December 15, 2022, the PCAOB determined that the PCAOB was able to secure complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate its previous determinations to the contrary. However, uncertainties exist with respect to the implementation of this framework and there is no assurance that the PCAOB will be able to execute, in a timely manner, its future inspections and investigations in a manner that satisfies the Protocol. Should PRC authorities obstruct or otherwise fail to facilitate the PCAOB’s access in the future, the PCAOB will consider the need to issue a new determination.

In the event that we decide to consummate our initial business combination with a target business based in or primarily operating in China, if there is any regulatory change which prohibits the independent accountants from providing audit documentations located in mainland China or Hong Kong to the PCAOB for inspection or investigation or the PCAOB expands the scope of the Determination Report so that the target company or the combined company is subject to the HFCAA, as the same may be amended, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S capital markets and the trading of our securities on a national securities exchange or in the over-the-counter trading market in the U.S. may be prohibited, and our securities may be delisted by such exchange under the HFCAA. On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023, which, among other things, amended the HFCAA to reduce the number of consecutive years an issuer can be identified as a Commission-Identified Issuer before the Commission must impose an initial trading prohibition on the issuer’s securities from three years to two years. Therefore, once an issuer is identified as a Commission-Identified Issuer for two consecutive years, the SEC is required under the HCFAA to prohibit the trading of the issuer’s securities on a national securities exchange and in the over-the-counter market. If the combined company’s auditor cannot be inspected by the PCAOB for two consecutive years, the trading of the securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited and the combined company’s securities may be delisted by such exchange. Therefore, there is no assurance that the SOP could give relief to China-based companies against the delisting risk from the application of the HFCAA or the AHFCAA.

Our independent accountant, WWC, P.C. (“WWC”), is a United States accounting firm based in California and registered with the PCAOB and is subject to regular inspection by the PCAOB. WWC is not headquartered in mainland China or Hong Kong and was not identified in the Determination Report as a firm subject to the PCAOB’s determinations. As a special purpose acquisition company, our current business activities only involve searching for targets and consummation of a business combination.

Furthermore, there may be difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us based on foreign laws. Certain of our current executive officers and directors are located in, or have significant ties to, China. Also, if we decide to consummate our initial business combination with a target business based in and primarily operating in China, it is possible that substantially all or a significant portion of combined company’s assets may be located outside of the United States and some of the combined company’s officers and directors may reside outside of the United States. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with effective service of process, it may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against the officers and directors predicated upon the civil liability provisions of the securities laws of the United States or any state. The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment by us against the officers or directors or the future combined company if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or the public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

No PRC legal counsel had been retained and consequently the company did not rely on the advice of PRC counsel. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. Furthermore, there would be added costs and issues with bringing an original action in foreign courts against the combined company or the officers and directors to enforce liabilities based upon the U.S. Federal securities laws, and they still may be fruitless. Uncertainties still exist as to how the rules and regulations could be interpreted or implemented in the future, and the opinions stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations.

Potential Approvals from the PRC Governmental Authorities for a Business Combination

We are not limited to a particular industry or geographic region for purposes of consummating an initial business combination. Though we currently do not have any PRC subsidiary or China operations, we may consummate our initial business combination with a target with principal operations in China and be subject to certain legal and operational risks associated with its operations in the PRC. Although we have entered into a merger agreement with Enhanced, a Cayman Islands company that does not have any operations in China, and are currently in the process of finalizing the business combination, it is important to note that we may pursue any potential target businesses in foreign jurisdictions, including entities based in China, if the merger with Enhanced is terminated.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “M&A Rules”), adopted by six PRC regulatory agencies in 2006, and amended in 2009, require an offshore special purpose vehicle formed for the purpose of an overseas listing of securities in a PRC company to obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange. The scope of the M&A Rules covers two types of transactions: (a) equity deals where the acquisition by a foreign investor, i.e., the offshore special purpose vehicle, of equity in a “PRC domestic company,” and (b) asset deals where the acquisition by an offshore special purpose vehicle of the assets of a “PRC domestic company.” However, substantial uncertainty remains regarding the scope and applicability of the M&A Rules to offshore special purpose vehicles and the above analysis are subject to any new laws, rules and regulations or detailed implementation and interpretations in any form relating to the M&A Rules.

On July 6, 2021, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Strictly Cracking Down on Illegal Securities Activities According to Law (the “Opinions”), which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. The Opinions also provide that the State Council will revise provisions regarding the overseas issuance and listing of shares by companies limited by shares and will clarify the duties of domestic regulatory authorities.

On February 17, 2023, the CSRC promulgated the Trial Measures, which took effect on March 31, 2023. The Trial Measures supersede the prior M&A Rules and clarified and emphasized several aspects related to securities offerings, which include but are not limited to: (1) comprehensive determination of the “indirect overseas offering and listing by PRC domestic companies” in compliance with the principle of “substance over form” and particularly, an issuer will be required to go through the filing procedures under the Trial Measures if the following criteria are met at the same time: (a) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year comes from PRC domestic companies, and (b) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China; (2) exemptions from immediate filing requirements for issuers that (a) have already been listed or registered but not yet listed in foreign securities markets, including U.S. markets, prior to the effective date of the Trial Measures, (b) are not required to re-perform the regulatory procedures with the relevant overseas regulatory authority or the overseas stock exchange, and (c) whose such overseas securities offering or listing shall be completed before September 30, 2023, provided however that such issuers are required to carry out certain filing procedures if they conduct refinancing or are involved in other circumstances that require filing with the CSRC; (3) a negative list of types of issuers banned from listing or offering overseas, such as (a) issuers whose listing or offering overseas has been recognized by the State Council of the PRC as a possible threat to national security, (b) issuers whose affiliates have been recently convicted of bribery and corruption, (c) issuers under ongoing criminal investigations, and (d) issuers under major disputes regarding equity ownership; (4) issuers’ compliance with web security, data security, and other national security laws and regulations; (5) issuers’ filing and reporting obligations, such as the obligation to file with the CSRC after it submits an application for initial public offering to overseas regulators, and the obligation after offering or listing overseas to report to the CSRC material events including a change of control or voluntary or forced delisting of the issuer; and (6) the CSRC’s authority to fine both issuers and their shareholders between 1 and 10 million RMB for failure to comply with the Trial Measures, including failure to comply with filing obligations or committing fraud and misrepresentation.

On December 27, 2021, the National Development and Reform Commission (the “NDRC”) and the Ministry of Commerce (the “MOFCOM”) promulgated Special Administrative Measures (Negative List) for the Access of Foreign Investment (2021 Version), effective as of January 1, 2022 (the “Negative List”). Compared to the previous version, there are no specific industries added to the list but, for the first time, it declares China’s jurisdiction over (and detailed regulatory requirements on) overseas listings made by Chinese businesses in the so-called “Prohibited Industries.” According to Article 6 of the Negative List, domestic enterprises engaging in businesses in which foreign investment is prohibited shall obtain approval from the relevant authorities before offering and listing their shares on an overseas stock exchange. In addition, certain foreign investors shall not be involved in the operation or management of the relevant enterprise, and shareholding percentage restrictions under relevant domestic securities investment management regulations shall apply to such foreign investors. The intended scope of such jurisdiction was further clarified by NDRC officials on a press conference held on January 18, 2022.

Furthermore, pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). In April 2020, the CAC and certain other PRC regulatory authorities promulgated the Measures for Cybersecurity Review, which requires that operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security. On January 4, 2022, the CAC, in conjunction with 12 other government departments issued the New Measures. The New Measures amends the Measures for Cybersecurity Review (Draft Revision for Comments) (the “Draft Measures”) released on July 10, 2021 and came into effect on February 15, 2022. The New Measures include data processing activities of network platform operators that affect or may affect national security into cybersecurity review and clarify that network platform operators with personal information of more than one million users must apply for cybersecurity review to the Cybersecurity Review Office when they go public abroad. The PRC Data Security Law, which took effect on September 1, 2021, imposes data security and privacy obligations on entities and individuals that carry out data activities, provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information. On August 20, 2021, the Standing Committee of the People’s Congress promulgated the PRC Personal Information Protection Law (the “PIPL”), which is to take effect on November 1, 2021. The PIPL sets out the regulatory framework for the handling and protection of personal information and the transmission of personal information overseas. If our potential future target business in China involves collecting and retaining internal or customer data, it is our management’s understanding that such target business might be subject to the relevant cybersecurity laws and regulations, including the PRC Cybersecurity Law and the PIPL as discussed above, and that such target business needs to go through the cybersecurity review process before effecting a business combination if it is deemed as a critical information infrastructure operator purchasing internet products and services that affects or may affect national security, a network platform operator that affect or may affect national security, or a network platform operator with personal information of more than one million users, we could be subject to PRC cybersecurity review.

No PRC legal counsel has been retained by the Company. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. Uncertainties still exist as to how rules and regulations could be interpreted or implemented in the future, and the opinions stated above is subject to any new laws, rules and regulations or detailed implementations and interpretations.

Transfer of Cash to and from Our Post-Combination Organization If We Acquire a Company Based in China (Post-Business Combination)

We are a blank check company with no subsidiaries and no operations of our own except searching for a suitable target to consummate an initial business combination. As of the date of this annual report, no transfers, dividends, or distribution have been made by us.

If we decide to consummate our initial business combination with a target business based in and primarily operating in China, the combined company whose securities will be listed on a U.S. stock exchange may make capital contributions or extend loans to its PRC subsidiaries through intermediate holding companies subject to compliance with relevant PRC foreign exchange control regulations. After the business combination, the combined company’s ability to pay dividends, if any, to the stockholders and to service any debt it may incur will depend upon dividends paid by its PRC subsidiaries. Under PRC laws and regulations, PRC companies are subject to certain restrictions with respect to paying dividends or otherwise transferring any of their net assets to offshore entities. In particular, under the current PRC laws and regulations, dividends may be paid only out of distributable profits. Distributable profits are the net profit as determined under Chinese accounting standards and regulations, less any recovery of accumulated losses and appropriations to statutory and other reserves required to be made. A PRC company is required to set aside at least 10% of its after-tax profits each year to fund certain statutory reserve funds (up to an aggregate amount equal to half of its registered capital). As a result, the combined company’s PRC subsidiaries may not have sufficient distributable profits to pay dividends to the combined company. Furthermore, if certain procedural requirements are satisfied, the payment in foreign currencies on current account items, including profit distributions and trade and service related foreign exchange transactions, can be made without prior approval from State Administration of Foreign Exchange (the “SAFE”) or its local branches. However, where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses, such as the repayment of loans denominated in foreign currencies, approval from or registration with competent government authorities or its authorized banks is required.

The PRC government may take measures at its discretion from time to time to restrict access to foreign currencies for current account or capital account transactions. We may be subject to restrictions on currency exchange if the foreign exchange control regulations limit or prevent the PRC subsidiaries of the combined company to utilize cash generated in Renminbi (“RMB”) from obtaining sufficient foreign currencies to satisfy their foreign currency demands, the PRC subsidiaries of the combined company may not be able to fund their business activities outside of the PRC or to pay dividends or repay loans in foreign currencies to our shareholder, including holders of our securities, or their offshore intermediary holding companies and ultimately to the combined company and may limit our ability to obtain foreign currency through debt or equity financing. Should we choose to acquire a company in China, exchange controls that exist in the PRC may restrict or prevent us from using the proceeds of the IPO to acquire a target company in PRC and limit our ability to utilize our cash flow effectively following our initial business combination. If we were to acquire a PRC company, the PRC regulation on loans to, and direct investment in, our PRC subsidiary by offshore holding companies and governmental control in currency conversion may restrict our ability to make loans to or capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business. We cannot assure you that new regulations or policies will not be promulgated in the future, which may further restrict the remittance of Renminbi into or out of the PRC. We cannot assure you, in light of the restrictions in place, or any amendment to be made from time to time, that the PRC subsidiaries of the combined company will be able to satisfy their respective payment obligations that are denominated in foreign currencies, including the distribution of earnings from our businesses, including subsidiaries, to the parent company and U.S. investors as well as the ability to settle amounts owed under contractual agreements.

Furthermore, the transfer of funds among the PRC subsidiaries are subject to the Provisions of the Supreme People’s Court on Several Issues Concerning the Application of Law in the Trial of Private Lending Cases (2020 Revision, the “Provisions on Private Lending Cases”), which was issued by the Supreme People’s Court of the People’s Republic of China on August 25, 2015 and amended on August 19, 2020 and December 29, 2020, respectively, to regulate the financing activities between natural persons, legal persons and unincorporated organizations. The Provisions on Private Lending Cases do not apply to the disputes arising from relevant financial services such as loan disbursement by financial institutions and their branches established upon approval by the financial regulatory authorities to engage in lending business. The Provisions on Private Lending Cases set forth that private lending contracts will be deemed invalid under the circumstance that (i) the lender swindles loans from financial institutions for relending; (ii) the lender relends the funds obtained by means of a loan from another profit-making legal person, raising funds from its employees, or illegally taking deposits from the public; (iii) the lender who has not obtained the lending qualification according to the law lends money to any unspecified object of the society for the purpose of making profits; (iv) the lender lends funds to a borrower when the lender knows or should have known that the borrower intended to use the borrowed funds for illegal or criminal purposes; (v) the lending is violations of public orders or good morals; or (vi) the lending violates mandatory provisions of laws or administrative regulations. The Provisions on Private Lending Cases set forth that the People’s Court shall support the interest rates not exceeding four times of the market interest rate quoted for one-year loan at the time the private lending contracts were entered into.

There is no PRC legal counsel retained by the Company and consequently the Company did not rely on the advice of counsel. The above discussion is based on our management’s understanding of the current PRC laws, rules, regulations and local market practices and we cannot assure you that our management’s understanding is correct. If we begin our business combination process with a China-based target, we expect to retain a PRC legal counsel who will advise us and provide its opinion of counsel relating to the enforceability of civil liabilities and we cannot assure you that the PRC legal counsel will reach the same conclusion as our management’s assessment above.

Enforceability of Civil Liabilities

We are incorporated under the laws of the British Virgin Islands a business company with limited liability. The British Virgin Islands has a less developed body of securities laws than the United States and provides less protection for investors. In addition, British Virgin Islands companies may not have standing to sue before the federal courts of the United States.

Certain of our directors and officers are nationals or residents of jurisdictions other than the United States and all or a substantial portion of their assets are located outside the United States. Claudius Tsang, our Chief Executive Officer, Chief Financial Officer and Chairman, is resident in Hong Kong. Also, if we decide to consummate our initial business combination with a target business based and primarily operating outside of the United States, it is possible that substantially all or a significant portion of combined company’s assets may be located outside of the United States and some of the combined company’s officers and directors may reside outside of the United States. As a result, it may be difficult to effect service of process upon these officers and directors who reside outside of the United States. Even with the proposed service of process, it may also be difficult to enforce judgments obtained in United States courts based on the civil liability provisions of the U.S. federal securities laws against the officers and directors. As a result, it may be difficult, or in some cases not possible, for investors to enforce their legal rights, to effect service of process upon those officers and directors (prior to or after the business combination) located outside the United States to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on them under United States securities laws or any state in the United States.

Furthermore, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions, and you may have to incur substantial costs and contribute significant time to enforce civil liabilities and criminal penalties in reliance on legal remedies under PRC laws. Therefore, recognition and enforcement in the PRC of judgement of United States courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

Furthermore, there would be added costs and issues with bringing an original action in foreign courts against the combined company or the officers and directors to enforce liabilities based upon the U.S. Federal securities laws, and they still may be fruitless.

U.S. Foreign Investment Regulations

Mr. Claudius Tsang, our Chief Executive Officer, Chief Financial Officer and Chairman, is the sole director of the Sponsor and as such is deemed to have sole voting and investment discretion with respect to our shares held by the Sponsor. Mr. Tsang is not a U.S. person, and as of the date hereof, the Sponsor owns approximately 28.1% of our issued and outstanding shares. Controlling or non-controlling investments in U.S. businesses that produce, design, test, manufacture, fabricate or develop one or more critical technologies in one of 27 identified industries — including aviation, defense, semiconductors, telecommunications and biotechnology — are subject to a mandatory filing with the Committee on Foreign Investment in the U.S. (“CFIUS”). In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Because we may be considered a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate a business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share initially, and our rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Facilities

We currently maintain our executive offices at The Sun’s Group Center, 29th Floor, 200 Gloucester Road, Wan Chai, Hong Kong. We consider our current office space adequate for our current operations.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding private placement units, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding Rights and unit purchase options and the potential future dilution they represent;

●	our obligation to register the resale of the Founder Shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans (if any); and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which may be suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Employees

We currently have one officer. This individual is not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our initial public offering.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at The Sun’s Group Center, 29th Floor, 200 Gloucester Road, Wan Chai, Hong Kong. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Global Market, or Nasdaq, under the symbol “APADU” on July 31, 2025. The Class A Ordinary Shares and Rights comprising the Units began separate trading on Nasdaq on August 27, 2025, under the symbols “APAD” and “APADR,” respectively.

Holders of Record

As of February 9, 2026, there were 20,600,000 of our Class A ordinary shares issued and outstanding held by 3 shareholders of record. The number of record holders was determined from the records of our transfer agent and does include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 Class B ordinary shares (“Founder Shares”) (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the Class B ordinary shares were repurchased by the Company for an aggregate purchase price of $25,000. As a result of the underwriters’ option not to exercise the over-allotment option, a total of 1,000,000 Founder Shares were forfeited on September 15, 2025. The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

As previously disclosed on a Current Report on Form 8-K dated July 29, 2025, on July 31, 2025 and in connection with the IPO, the Company consummated (i) the purchase by the Sponsor of 400,000 private placement units (the “Sponsor Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, and (ii) the purchase by CCM of 200,000 private placement units (the “Underwriter Private Placement Units” and together with the Sponsor Placement Units, the “Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000. The Private Placement Units are identical to the units sold in the IPO except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until the completion of our initial business combination.

As of July 31, 2025, a total of $200,000,000 ($10.00 per unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the 24 months from the closing of the IPO (the “completion window”) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the completion window, subject to applicable law and as further described in the Prospectus. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

At December 31, 2025, the Company had $203,318,154 held in the Trust Account, which primarily consists of investments in mutual funds that invest in U.S. government securities, cash, or a combination thereof.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our,” or “we” refer to A Paradise Acquisition Corp. References to our “management” or our “management team” refer to our officers, and references to the “Sponsor” refer to A SPAC IV (Holdings) Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes herein.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Five institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) have purchased, indirectly, through the purchase of non-voting interests in our sponsor, an aggregate of 130,000 Non-Voting Private Placement Units at a price of $10.00 per unit ($1,300,000 in the aggregate). In connection with the non-voting sponsor investor indirectly purchasing, through the Sponsor, the Non-Voting Private Placement Units allocated to the non-voting sponsor investors in connection with the closing of the IPO, the Sponsor issued non-voting shares at a nominal purchaser price to the non-voting sponsor investors at the closing of the IPO, reflecting interests in an aggregate of 1,368,421 Founder Shares held by the Sponsor. On December 19, 2025, an affiliate of the Sponsor purchased all of the issued and outstanding Non-Voting Sponsor Shares from the non-voting sponsor investors.

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

On November 26, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with A Paradise Merger Sub I, Inc., a Cayman Islands exempted company and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Enhanced Ltd, a Cayman Islands exempted company with limited liability (“Enhanced”). The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Enhanced Business Combination”), following the Acquiror Domestication (as defined below):

●	(i) at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the Companies Act (as revised) of the Cayman Islands (“Cayman Companies Act”) and the Texas Business Organizations Code (“TBOC”), (x) Merger Sub will merge with and into Enhanced, the separate corporate existence of Merger Sub will cease and Enhanced will be the surviving company and a wholly owned subsidiary of the Company (the “First Merger”) and (y) immediately following the First Merger, Enhanced will merge with and into the Company, the separate corporate existence of Enhanced will cease and the Company will be the surviving corporation (together with the First Merger, the “Mergers”); and

●	(ii) as a result of the Mergers, among other things, all outstanding shares of common stock (inclusive of shares of converted preferred stock and issuable in respect of the SAFE financing described below) of Enhanced immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive, except with respect to (i) any shares of common stock of Enhanced subject to options or consultant awards, (ii) any shares of common stock of Enhanced held in the treasury of Enhanced, which treasury shares will be cancelled as part of the First Merger, and (iii) any shares of common stock of Enhanced held by shareholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the applicable provisions of the Cayman Companies Act, a number of shares of A Paradise Domesticated Class A Common Stock (as defined below), as adjusted in accordance with the Business Combination Agreement and as further described therein. In addition, at the First Merger, certain holders designated by Apeiron Investment Group Limited (the “Class B Holders”) will be issued a number of shares of the Company’s Class B ordinary shares such that, immediately after the Closing, the Class B Holders will have at least 95% of the voting power of the capital stock of the surviving corporation on a fully-diluted basis.

The Board of Directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Business Combination Agreement, the Enhanced Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the shareholders of the Company.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the TBOC, the BVI Business Companies Act, 2004 (the “BVI Act”), and the Company’s memorandum and articles of association, the Company will effect a deregistration under the BVI Act and a domestication under the TBOC (by means of filing a certificate of conversion and certificate of formation with the Secretary of State of the State of Texas), pursuant to which the Company’s jurisdiction of incorporation will be changed from the British Virgin Islands to the State of Texas (the “Acquiror Domestication”). Upon the effective time of the Acquiror Domestication, the Company will change its name to “Enhanced Group Inc.”.

Immediately prior to the effective time of the Acquiror Domestication, each then issued and outstanding Class B ordinary share of the Company will convert automatically, on a one-for-one basis, into a Class A ordinary share of the Company (the “Converted Acquiror Class A Common Stock”). At the effective time of the Acquiror Domestication, (a) each then issued and outstanding Class A ordinary share of the Company (including the Converted Acquiror Class A Common Stock) will convert automatically, on a one-for-one basis, into a share of the Company’s Class A common stock, par value $0.0001 per share, of the Company (after the Acquiror Domestication) (the “Domesticated Acquiror Class A Common Stock” or “Enhanced Group Class A common stock”); (b) the Company will authorize a new class of Class B common stock, par value $0.0001 per share (the “Domesticated Acquiror Class B Common Stock” or “Enhanced Group Class B common stock”), the terms of which will provide, among other things, that each share of Domesticated Acquiror Class B Common Stock will carry ten votes; (c) each then issued and outstanding unit of the Company (the “BVI Acquiror Units”) will convert automatically into a domesticated Acquiror unit representing one share of Domesticated Acquiror Class A Common Stock and a right to receive one-eighth of one share of Domesticated Acquiror Class A Common Stock at the Closing; and (d) each then issued and outstanding right of the Company (the “BVI Acquiror Right”) will convert automatically into a domesticated Acquiror right, with each domesticated Acquiror right representing the right to receive one-eighth of one Domesticated Acquiror Class A Common Stock at the Closing.

The Business Combination Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the Enhanced Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K dated November 26, 2025 and is incorporated by reference herein.

In connection with the execution of the Business Combination Agreement, the Company entered into an acquiror holder support agreement (the “A Paradise Holders Support Agreement”), dated as of November 26, 2025, between the Company, Enhanced and the Sponsor (the “Major A Paradise Shareholder”). Under the A Paradise Holder Support Agreement, the Major A Paradise Shareholder agrees that, among other things, (i) the Major A Paradise Shareholder will not to sell or transfer their shares until the earlier to occur of the Second Effective Time and the termination of the Business Combination Agreement, and (ii) that at any meeting of the shareholders and in any action by written consent of the shareholders, the Major A Paradise Shareholder will vote all of its shares for the Enhanced Business Combination and related transactions.

In connection with the execution of the Business Combination Agreement, the Company entered into the Enhanced holders support agreement (the “Enhanced Holder Support Agreement”), dated as of November 26, 2025, among certain shareholders of Enhanced (the “Major Enhanced Stockholders”). Under the Enhanced Holder Support Agreement, the Major Enhanced Stockholders agree, among other things, not to sell or transfer their shares until the earlier to occur of the Second Effective Time and the termination of the Business Combination Agreement, and that at any meeting of the shareholders and in any action by written consent of the shareholders, such Major Enhanced Stockholders will vote all of their shares for the Enhanced Business Combination and related transactions.

In connection with the execution of the Business Combination Agreement, Apeiron Investment Group Limited (“Apeiron”) and the Sponsor entered into a sponsor equity agreement (the “Sponsor Equity Agreement”), dated as of November 26, 2025. Pursuant to the Sponsor Equity Agreement, subject to the closing of the Enhanced Business Combination, (i) Apeiron granted the Sponsor an option to require Apeiron to purchase up to 100%, and the Sponsor granted Apeiron an option to purchase, up to 100%, but no less than 78%, of the equity securities then held by the Sponsor in the surviving company (the “Sponsor Securities”), in each case in accordance with the terms and conditions set forth therein, (ii) Apeiron paid the Sponsor a deposit of $5,500,000, which is generally non-refundable, subject to certain exceptions, and (iii) the parties agreed to certain termination fee arrangements as described below. Under the terms of the Sponsor Equity Agreement, following the closing of the Enhanced Business Combination, and during the 90-day period thereafter, the Sponsor will have the right to sell (the “Put Option”) to Apeiron up to 100%, and Apeiron will have the right to require the Sponsor to sell (the “Call Option”) to Apeiron, up to 100% (and not less than 78%) of the Sponsor Securities, free and clear of liens (other than certain customary restrictions). The purchase price for the Sponsor Securities pursuant to the Put Option or Call Option will be determined based on the percentage of Sponsor Securities delivered, as set forth in the Sponsor Equity Agreement, less the deposit amount previously paid by Apeiron. The maximum purchase price for the Put Option and Call Option are in a range of $6,700,000 to $9,000,000 and in a range of $11,000,000 to $15,500,000, respectively, in each case depending on the number of shares received and, furthermore, in each case less the deposit previously paid by Apeiron. The Put Option and Call Option may only be exercised during the specified option period and are subject to certain procedural and closing conditions set forth in the Sponsor Equity Agreement. Additionally, the Sponsor Equity Agreement provides for the payment by the Sponsor to Apeiron of a termination fee of up to $4,875,000 under certain circumstances if the Business Combination Agreement is terminated due to a willful breach by the Company or its affiliates, including the Sponsor. The amount of the termination fee is subject to specific milestones relating to the preparation and filing of the proxy statement/registration statement for the Enhanced Business Combination. The Sponsor Equity Agreement also contains customary representations, warranties and covenants of the parties, including a lock-up on the transfer of Sponsor Securities during the option period, covenants relating to regulatory approvals and cooperation, and other customary provisions. In connection with its entry into the Sponsor Equity Agreement, on November 26, 2025, Apeiron entered into a Participation Agreement with BBG, an affiliate of Enhanced’s financial advisor, in connection with the transactions contemplated by the Business Combination Agreement, pursuant to which BBG agreed to participate in 33.33% of the economics of the transactions contemplated by the Sponsor Equity Agreement, including the funding of the deposit amount of $5,500,000.

Immediately prior to execution of the Business Combination Agreement, Enhanced entered into simple agreements for future equity (each, a “SAFE”) with certain investors (each, a “SAFE investor”) pursuant to an equity private placement that contemplates that, upon consummation of the Enhanced Business Combination, all outstanding SAFEs issued by Enhanced will automatically convert, immediately prior to the closing of the Enhanced Business Combination, into Enhanced Group Class A common stock in accordance with their terms. The number of shares of Enhanced Group Class A common stock to be issued upon conversion will be determined by dividing each SAFE investor’s purchase amount by Enhanced’s pre-money valuation cap of $1.2 billion, multiplied by the fully diluted capitalization of Enhanced immediately prior to the Enhanced Business Combination. As a result, the SAFE holders will collectively receive a number of shares of Enhanced Group Class A common stock representing their pro rata ownership percentage in Enhanced Group on a fully diluted basis. Concurrently with such conversion, Enhanced Group will also issue to the SAFE investors warrants equal to fifty percent (50%) of the number of shares of Enhanced Group Class A common stock received upon conversion, each exercisable for one share of Class A common stock at a per-share price equal to the conversion price determined under the SAFE. Such warrants will have a two-year exercise period. In addition, the SAFE documents provide for a partial early release from a lock-up applicable to Enhanced securityholders upon completion of the Enhanced Business Combination, as a result of which many SAFE investors are existing Enhanced shareholders, and therefore should not be seen as a third party validation of the valuation of the Enhanced Business Combination.

The Business Combination Agreement provides that, at the Closing, Enhanced Group, certain Enhanced Stockholders, Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC, and the Sponsor will enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, Enhanced Group will be required to register for resale securities held by the stockholders party thereto. Enhanced Group will have no obligation to facilitate or participate in more than two underwritten offerings in any twelve-month period. In addition, the holders have certain customary “piggyback” registration rights with respect to registrations initiated by Enhanced Group. Enhanced Group will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.

A copy of the form of Registration Rights Agreement is filed as Exhibit C to the Business Combination Agreement filed as Exhibit 2.1 to the Current Report on Form 8-K dated November 26, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 9, 2022 (inception) through December 31, 2025 have been limited to organizational activities as well as activities related to the IPO, and subsequent to the IPO, identifying a target company for a Business Combination, entering into the business combination agreement described above, and proceeding toward completion of the Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2025, we had net income of $2,568,594 , which consisted of interest income of $3,333,963, and a gain on expiration of over-allotment option liability of $272,989, partially offset by general and administrative expenses of $1,038,358.

For the year ended December 31, 2024, we had net loss of $75,562, all of which consisted of formation and operating expenses.

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

Five institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) have purchased, indirectly, through the purchase of non-voting interests in our sponsor, an aggregate of 130,000 Non-Voting Private Placement Units at a price of $10.00 per unit ($1,300,000 in the aggregate). In connection with the non-voting sponsor investor indirectly purchasing, through the Sponsor, the Non-Voting Private Placement Units allocated to the non-voting sponsor investors in connection with the closing of the IPO, the Sponsor issued non-voting shares at a nominal purchaser price to the non-voting sponsor investors at the closing of the IPO, reflecting interests in an aggregate of 1,368,421 Founder Shares held by the Sponsor. On December 19, 2025, an affiliate of the Sponsor purchased all of the issued and outstanding Non-Voting Sponsor Shares from the non-voting sponsor investors.

The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Placement Units are identical to the units sold in the IPO except that, so long as they are held by our sponsor, CCM or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor or CCM until the completion of our initial business combination.

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

As of December 31, 2025, we had cash of $697,629 and a working capital of $364,363. The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and total advances from the Sponsor of $57,922 to cover certain offering costs, as well as a loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a business combination.

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

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The management’s plan to address this uncertainty is through the Working Capital Loans, as defined below (see Note 5). In addition, if the Company is unable to complete a business combination within the completion window, or by July 31, 2027 (assuming no extensions), the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a business combination will be successful. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

Contractual Obligations

We do not have any material long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

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

Business Combination Agreement

On November 26, 2025, the Company entered into the Business Combination Agreement with Merger Sub and Enhanced. The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Enhanced Business Combination”), following the Acquiror Domestication (as defined below):

●	(i) at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the Companies Act (as revised) of the Cayman Islands (“Cayman Companies Act”) and the Texas Business Organizations Code (“TBOC”), (x) Merger Sub will merge with and into Enhanced, the separate corporate existence of Merger Sub will cease and Enhanced will be the surviving company and a wholly owned subsidiary of the Company (the “First Merger”) and (y) immediately following the First Merger, Enhanced will merge with and into the Company, the separate corporate existence of Enhanced will cease and the Company will be the surviving corporation (together with the First Merger, the “Mergers”); and

●	(ii) as a result of the Mergers, among other things, all outstanding shares of common stock (inclusive of shares of converted preferred stock and issuable in respect of the SAFE financing described below) of Enhanced immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive, except with respect to (i) any shares of common stock of Enhanced subject to options or consultant awards, (ii) any shares of common stock of Enhanced held in the treasury of Enhanced, which treasury shares will be cancelled as part of the First Merger, and (iii) any shares of common stock of Enhanced held by shareholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the applicable provisions of the Cayman Companies Act, a number of shares of A Paradise Domesticated Class A Common Stock (as defined below), as adjusted in accordance with the Business Combination Agreement and as further described therein. In addition, at the First Merger, certain holders designated by Apeiron Investment Group Limited (the “Class B Holders”) will be issued a number of shares of the Company’s Class B ordinary shares such that, immediately after the Closing, the Class B Holders will have at least 95% of the voting power of the capital stock of the surviving corporation on a fully-diluted basis.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the TBOC, the BVI Business Companies Act, 2004 (the “BVI Act”), and the Company’s memorandum and articles of association, the Company will effect a deregistration under the BVI Act and a domestication under the TBOC (by means of filing a certificate of conversion and certificate of formation with the Secretary of State of the State of Texas), pursuant to which the Company’s jurisdiction of incorporation will be changed from the British Virgin Islands to the State of Texas (the “Acquiror Domestication”). Upon the effective time of the Acquiror Domestication, the Company will change its name to “Enhanced Group Inc.”.

Immediately prior to the effective time of the Acquiror Domestication, each then issued and outstanding Class B ordinary share of the Company will convert automatically, on a one-for-one basis, into a Class A ordinary share of the Company (the “Converted Acquiror Class A Common Stock”). At the effective time of the Acquiror Domestication, (a) each then issued and outstanding Class A ordinary share of the Company (including the Converted Acquiror Class A Common Stock) will convert automatically, on a one-for-one basis, into a share of the Company’s Class A common stock, par value $0.0001 per share, of the Company (after the Acquiror Domestication) (the “Domesticated Acquiror Class A Common Stock” or “Enhanced Group Class A common stock”); (b) the Company will authorize a new class of Class B common stock, par value $0.0001 per share (the “Domesticated Acquiror Class B Common Stock” or “Enhanced Group Class B common stock”), the terms of which will provide, among other things, that each share of Domesticated Acquiror Class B Common Stock will carry ten votes; (c) each then issued and outstanding unit of the Company (the “BVI Acquiror Units”) will convert automatically into a domesticated Acquiror unit representing one share of Domesticated Acquiror Class A Common Stock and a right to receive one-eighth of one share of Domesticated Acquiror Class A Common Stock at the Closing; and (d) each then issued and outstanding right of the Company (the “BVI Acquiror Right”) will convert automatically into a domesticated Acquiror right, with each domesticated Acquiror right representing the right to receive one-eighth of one Domesticated Acquiror Class A Common Stock at the Closing.

The Business Combination Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the Enhanced Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K dated November 26, 2025 and is incorporated by reference herein.

A Paradise Holders Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into an acquiror holder support agreement (the “A Paradise Holders Support Agreement”), dated as of November 26, 2025, between the Company, Enhanced and the Sponsor (the “Major A Paradise Shareholder”). Under the A Paradise Holder Support Agreement, the Major A Paradise Shareholder agrees that, among other things, (i) the Major A Paradise Shareholder will not to sell or transfer their shares until the earlier to occur of the Second Effective Time and the termination of the Business Combination Agreement, and (ii) that at any meeting of the shareholders and in any action by written consent of the shareholders, the Major A Paradise Shareholder will vote all of its shares for the Enhanced Business Combination and related transactions.

Enhanced Holders Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into the Enhanced holders support agreement (the “Enhanced Holder Support Agreement”), dated as of November 26, 2025, among certain shareholders of Enhanced (the “Major Enhanced Stockholders”). Under the Enhanced Holder Support Agreement, the Major Enhanced Stockholders agree, among other things, not to sell or transfer their shares until the earlier to occur of the Second Effective Time and the termination of the Business Combination Agreement, and that at any meeting of the shareholders and in any action by written consent of the shareholders, such Major Enhanced Stockholders will vote all of their shares for the Enhanced Business Combination and related transactions.

Sponsor Equity Agreement

In connection with the execution of the Business Combination Agreement, Apeiron Investment Group Limited (“Apeiron”) and the A SPAC IV (Holdings) Corp. (the “Sponsor”) entered into a sponsor equity agreement (the “Sponsor Equity Agreement”), dated as of November 26, 2025. Pursuant to the Sponsor Equity Agreement, subject to the closing of the Enhanced Business Combination, (i) Apeiron granted the Sponsor an option to require Apeiron to purchase up to 100%, and the Sponsor granted Apeiron an option to purchase, up to 100%, but no less than 78%, of the equity securities then held by the Sponsor in the surviving company (the “Sponsor Securities”), in each case in accordance with the terms and conditions set forth therein, (ii) Apeiron paid the Sponsor a deposit of $5,500,000, which is generally non-refundable, subject to certain exceptions, and (iii) the parties agreed to certain termination fee arrangements as described below.

Under the terms of the Sponsor Equity Agreement, following the closing of the Enhanced Business Combination, and during the 90-day period thereafter, the Sponsor will have the right to sell (the “Put Option”) to Apeiron up to 100%, and Apeiron will have the right to require the Sponsor to sell (the “Call Option”) to Apeiron, up to 100% (and not less than 78%) of the Sponsor Securities, free and clear of liens (other than certain customary restrictions). The purchase price for the Sponsor Securities pursuant to the Put Option or Call Option will be determined based on the percentage of Sponsor Securities delivered, as set forth in the Sponsor Equity Agreement, less the deposit amount previously paid by Apeiron. The maximum purchase price for the Put Option and Call Option are in a range of $6,700,000 to $9,000,000 and in a range of $11,000,000 to $15,500,000, respectively, in each case depending on the number of shares received and, furthermore, in each case less the deposit previously paid by Apeiron. The Put Option and Call Option may only be exercised during the specified option period and are subject to certain procedural and closing conditions set forth in the Sponsor Equity Agreement.

Additionally, the Sponsor Equity Agreement provides for the payment by the Sponsor to Apeiron of a termination fee of up to $4,875,000 under certain circumstances if the Business Combination Agreement is terminated due to a willful breach by the Company or its affiliates, including the Sponsor. The amount of the termination fee is subject to specific milestones relating to the preparation and filing of the proxy statement/registration statement for the Enhanced Business Combination.

The Sponsor Equity Agreement also contains customary representations, warranties and covenants of the parties, including a lock-up on the transfer of Sponsor Securities during the option period, covenants relating to regulatory approvals and cooperation, and other customary provisions.

In connection with its entry into the Sponsor Equity Agreement, on November 26, 2025, Apeiron entered into a Participation Agreement with BBG, an affiliate of Enhanced’s financial advisor, in connection with the transactions contemplated by the Business Combination Agreement, pursuant to which BBG agreed to participate in 33.33% of the economics of the transactions contemplated by the Sponsor Equity Agreement, including the funding of the deposit amount of $5,500,000.

Simple Agreements for Future Equity

Immediately prior to execution of the Business Combination Agreement, Enhanced entered into simple agreements for future equity (each, a “SAFE”) with certain investors (each, a “SAFE investor”) pursuant to an equity private placement that contemplates that, upon consummation of the Enhanced Business Combination, all outstanding SAFEs issued by Enhanced will automatically convert, immediately prior to the closing of the Enhanced Business Combination, into Enhanced Group Class A common stock in accordance with their terms. The number of shares of Enhanced Group Class A common stock to be issued upon conversion will be determined by dividing each SAFE investor’s purchase amount by Enhanced’s pre-money valuation cap of $1.2 billion, multiplied by the fully diluted capitalization of Enhanced immediately prior to the Enhanced Business Combination. As a result, the SAFE holders will collectively receive a number of shares of Enhanced Group Class A common stock representing their pro rata ownership percentage in Enhanced Group on a fully diluted basis. Concurrently with such conversion, Enhanced Group will also issue to the SAFE investors warrants equal to fifty percent (50%) of the number of shares of Enhanced Group Class A common stock received upon conversion, each exercisable for one share of Class A common stock at a per-share price equal to the conversion price determined under the SAFE. Such warrants will have a two-year exercise period. In addition, the SAFE documents provide for a partial early release from a lock-up applicable to Enhanced securityholders upon completion of the Enhanced Business Combination, as a result of which many SAFE investors are existing Enhanced shareholders, and therefore should not be seen as a third party validation of the valuation of the Enhanced Business Combination.

Registration Rights Agreement

At the closing, Enhanced Group, certain Enhanced Stockholders, Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC, and the Sponsor will enter into a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, Enhanced Group will be required to register for resale securities held by the stockholders party thereto. Enhanced Group will have no obligation to facilitate or participate in more than two underwritten offerings in any twelve-month period. In addition, the holders have certain customary “piggyback” registration rights with respect to registrations initiated by Enhanced Group. Enhanced Group will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.

Critical Accounting Policies and Estimates

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Class A ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 20,000,000 Class A ordinary shares sold as part of the Units in the Company’s IPO were issued with other freestanding instruments (i.e., rights), the initial carrying value of Class A ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Subsequent to the IPO date, the accretion also includes the dividend and interest income earned in the Trust Account in excess of income and franchise taxes, if any.

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

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of December 31, 2025:

Name	Age	Position
Claudius Tsang	49	Chief Executive Officer, Chief Financial Officer and Chairman
Ashley Bancroft	42	Independent Director
Nathan Pau	33	Independent Director
Tracy Hui Yin Choi	42	Independent Director

Mr. Claudius Tsang has served as our Chief Executive Officer, Chief Financial Officer and Chairman since November 2022. Mr. Tsang has over 20 years of experience in capital markets, with a strong track record of success in private equity, M&A transactions, and PIPE investments. Since August 2025, Mr. Tsang has been an advisor of BEST SPAC I Acquisition Corp. Since 2022, Mr. Tsang has been the non-executive director of Unity Group Holdings International Limited (SEHK:1539), a publicly listed investment company that engages in the leasing and trading of energy-saving products in Hong Kong. In 2022, Unity Group faced financial challenges and implemented a scheme of arrangement to restructure its debt. Following a series of restructuring actions completed in June 2023, Unity Group is solvent with a positive shareholders’ equity and has resumed normal business operation. During his 15-year career at Templeton from 2005 to 2007 and from 2008 to 2020, Mr. Tsang served in various positions, including Co-head of Private Equity (North Asia) at Templeton Asset Management Limited and a Partner of Templeton Private Equity Partners, Partner, Senior Executive Director, and Vice President. Mr. Tsang was responsible for the overall investment, management, and operations activities of Templeton Private Equity Partners in North Asia. His role encompassed overseeing the analysis and evaluation of opportunities for strategic equity investments in Asia. From July 2007 to May 2008, Mr. Tsang joined Lehman Brothers, where he managed private equity projects in Hong Kong, China, Taiwan and the United States. Mr. Tsang served as the Chief Executive Officer and Chairman of Model Performance Acquisition Corp. from March 2021 and July 2021 respectively, until it closed its business combination with MultiMetaVerse Inc. in January 2023. He has served, since September 2021, as the Chief Executive Officer, and since July 2024, as the Chief Financial Officer and Chairman of A SPAC III Acquisition Corp. He previously served as the Chief Executive Officer of JVSPAC Acquisition Corp. from April 2021 to June 2021 and served as its Chief Financial Officer from June 2021 until it closed its business combination with Hotel101 Global Pte Ltd in June 2025. Mr. Tsang has served, from April 2021, as the Chief Executive Officer, and from July 2021, as the Chairman and Chief Financial Officer of A SPAC I Acquisition Corp, until it closed its business combination with NewGenIvf Group Limited in April 2024. He served as the Chief Financial Officer of A SPAC II Acquisition Corp from July 2021 to July 2025. He served as the Director and Chief Executive Officer of A SPAC (HK) Acquisition Corp from February 2022 and March 2022, respectively, until the company’s dissolution in February 2025. From February 2024 to July 2024, Mr. Tsang served as a director of International Media Acquisition Corp. Mr. Tsang served as a director of the CFA Society of Hong Kong from 2013 to 2019. Mr. Tsang obtained a postgraduate certificate in sustainable business from the University of Cambridge in 2023, a Master of Business Administration from the University of Chicago Booth School of Business in 2017, a bachelor’s degree in law from Tsinghua University in 2005, and a bachelor’s degree in engineering from the Chinese University of Hong Kong in 1998. Mr. Tsang is also a CFA charter holder and a Certified ESG Analyst (CESGA) certification holder. We believe that Mr. Tsang is qualified to serve on our board of directors based on his experience and expertise.

Mr. Ashley Bancroft became our Independent Director on July 29, 2025. Mr. Bancroft is a practising Chartered Accountant and since September 2019 he has served as a Partner of H&Hendricks LLP in London, United Kingdom. He is responsible for developing client partnerships, advising on the transformation and positioning of businesses and assisting in the preparation of business models, business plans, and investment memorandums. Since July 2019, Mr. Bancroft has also served as an Interim Finance Director/Advisory Board Member of JAJA Capital Ltd, a family office based in the Isle of Man, where he advises on strategy, financial management and governance for portfolio company investments. Mr. Bancroft has served multiple roles at ICTS (UK) Limited, including Managing Director, UK & Ireland and Financial Director, UK & Ireland from 2015 to 2019 and 2011 to 2014, respectively. He previously served as Interim Head of Finance, UK & Ireland in 2010, and Finance Manager, UK & Ireland from 2008 to 2010. From 2005 to 2008, he served as Group Accountant/Interim Financial Controller at WSP Global Inc in London, United Kingdom. Mr. Bancroft obtained a Master of Business Administration from the University of Chicago Booth School of Business in 2017, and Postgraduate Diploma in Strategy & Innovation (PGDip) from Saïd Business School, University of Oxford in 2015. He is a Chartered Director and Fellow at the Institute of Directors (CDir) since 2019, an Associate of the Institute of Chartered Accountants in England & Wales (ACA) since 2018, an Associate Member of the Association of Corporate Treasurers (AMCT) since 2012, and a Fellow of the Association of Chartered Certified Accountants (FCCA) since 2008. We believe that Mr. Bancroft is qualified to serve on our board of directors based on his extensive background in financial management and strategic advisory roles.

Mr. Nathan Pau became our Independent Director on July 29, 2025. Since January 2025, Mr. Pau has served as Finance Manager at Bellamy’s Organic Pty Ltd. He is responsible for accounting and technical support. From March 2023 to January 2025, Mr. Pau served as Senior Financial & System Accountant at Sigma Healthcare Limited in Melbourne, Australia. He was responsible for preparing and reviewing of statutory financial statements, balance sheet reconciliations, and facilitating month end processes. From May 2022 to March 2023, he served as Audit Manager at Deloitte Touche Tohmatsu in Melbourne, Australia. During his tenure, he was involved in leading and managing engagements, project budgeting and planning, and servicing clients from various industries such as healthcare, education service providers, hospitality, agriculture and manufacturing. He previously served as Audit Manager at Deloitte Touche Tohmatsu in Hong Kong from April 2018 to May 2022. From January 2016 to March 2018, Mr. Pau served as Audit Senior (II) at Crowe (HK) CPA Limited. From June 2014 to October 2015, Mr. Pau served as Audit associate (II) at Vision A.S. CPA Limited. He obtained a Bachelor of Commerce from Deakin University in Melbourne, Australia, in 2013. He is a qualified CPA and member of CPA Australia since 2014. We believe that Mr. Pau is qualified to serve on our board of directors based on his experience in financial accounting, auditing and management.

Ms. Tracy Hui Yin Choi became our Independent Director on July 29, 2025. Since April 2025, Ms. Choi has served as Associate at Mercer Health & Benefits LLC. She is responsible for leading projects and providing financial consulting services to clients. From January 2019 to April 2025, Ms. Choi served as Senior Financial Auditor (Financial Compliance) for LA Care Health Plan. She was responsible for leading financial audits for contracted health plans and medical providers and overseeing compliance and monitoring performance of plan partners and contracted medical groups. She previously served as Senior Financial Analyst (MPSS) at LA Care Health Plan from December 2017 to January 2019, where she managed the recording and reconciliation of MCLA and supplemental benefits revenue from the State, and delivered financial analysis for executive review. Ms. Choi served as Senior Accountant in multiple firms, including Apex System Inc. in 2017, Blue Shield of California affiliated Care 1st Health Plan from 2013 to 2017, and Grant Thornton from 2010 to 2012. She obtained a Master of Science in Health Care Administration from California University of East Bay in 2023, and a Bachelor of Business Administration (Honors) in Accountancy at the Hong Kong Polytechnic University in 2008. She has been a Certified Public Accountant on the California Board of Accountants since 2021. We believe that Ms. Choi is qualified to serve on our board of directors based on her expertise in the financial audit and analysis space, having served in senior roles at various firms.

Advisors

Kester Ng has served as an advisor since July 29, 2025. Since August 2024, he has served as Co-Chief Executive Officer of Black Spade Acquisition II Co (Nasdaq: BSII). In January 2025, Black Spade Acquisition II Co announced it has entered into a business combination agreement with The Generation Essentials Group (formerly known as World Media and Entertainment Universal Inc.), a global media and entertainment company. Since 2014, Mr. Ng has served as the Chief Executive Officer of GRE Investment Advisors Limited, a company providing private equity investment advisory and asset management services to institutions, ultra-high net worth individuals and family offices. GRE is licensed by the Hong Kong Securities & Futures Commission (“SFC”) to provide investment advisory and asset management services, under type 4 (Advising on Securities) and Type 9 (Asset Management) licenses. Mr. Ng is also a Managing Partner of the NM Strategic Focus Fund I and II, which are both private equity funds with a focus on making direct investments and providing growth capital to companies in the areas of technology, fintech, health care and consumer services in Asia Pacific and the Greater China region. Private Equity Investee companies include the likes of Lufax (“LU US EQUITY”), Ping An Health and Technology (“1833 HK”) and Animoca Brands. He previously served as Co-Chief Executive Officer of Black Spade Acquisition Co, which consummated a business combination with VinFast Auto Pte. Ltd. in August 2023. From 2006 to 2013, Mr. Ng worked at J.P. Morgan where he was the Chairman and Head of Equity Capital & Derivatives Markets for the whole Asia Pacific region (including Japan and Australia), responsible for raising capital for both public and private companies via initial public offerings, equity-linked offerings and pre-IPO transactions. Prior to J.P. Morgan, Mr. Ng served as the Managing Director and Head of Greater China Equity Capital Markets at Merrill Lynch and worked there from 1995 to 2006 in London and Hong Kong. Over his professional career, Mr. Ng is one of the most senior ECM bankers in the Asia Pacific Region, having completed a significant number of IPOs, equity and equity-linked transactions. His experience includes more than 100 IPOs, pre-IPOs and equity linked transactions for Asia Pacific companies, raising over $100 billion on the major stock exchanges globally, including Hong Kong, NYSE, NASDAQ, London and Singapore. He completed the Agricultural Bank of China’s $22 billion dual listed Hong Kong and Shanghai IPO in 2010, which was the largest IPO globally ever at the time. Mr. Ng also served as a director of the boards of both J.P Morgan Securities (Asia Pacific) Limited and J.P. Morgan Broking (Hong Kong) Limited. In addition, he also previously served as a Hong Kong SFC Responsible Officer as well as a Hong Kong Monetary Authority Executive Officer. Mr. Ng has a bachelor’s degree in medical sciences from the University of Nottingham Medical School, United Kingdom.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “— Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of four members. Each of our directors will hold office for an indefinite term or a term fixed by a resolution of the holders of our Founder Shares. Holders of our Founder Shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a resolution passed by holders of at least a majority of ordinary shares of that class that have voted and are entitled to vote thereon. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote by a majority of the holders of our Founder Shares. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each committee will operate under a charter that has been approved by our board and will have the composition and responsibilities described below. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2025 as the Company does not have any underlying business or employees, relying on reports and written approvals as required.

The members of the Audit Committee are Mr. Ashley Bancroft, Mr. Nathan Pau and Ms. Tracy Hui Yin Choi, each of whom is an independent director under Nasdaq’s listing standards. Mr. Ashley Bancroft is the chairman of the audit committee. The Board has determined that Mr. Ashley Bancroft qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the Board of Directors consisting of Mr. Ashley Bancroft, Mr. Nathan Pau and Ms. Tracy Hui Yin Choi, each of whom is an independent director under the NASDAQ listing standards. Mr. Ashley Bancroft serves as chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2025.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing initial shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Mr. Ashley Bancroft, Mr. Nathan Pau and Ms. Tracy Hui Yin Choi, each of whom is an independent director under Nasdaq’s listing standards. Mr. Ashley Bancroft is the chairman of the Compensation Committee.

Conflicts of Interest

Under British Virgin Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different classes of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Members of our management team and our independent directors will directly or indirectly own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and private placement units may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, subject to his or her fiduciary duties under British Virgin Islands law, if any of our officers or directors becomes aware of a business combination opportunity which may be suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under British Virgin Islands law. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. In particular, Mr. Claudius Tsang is the Chief Executive Officer, Chief Financial Officer and Chairman of A SPAC III Acquisition Corp. (“ASPC”), a special purpose acquisition company that is in search of business combination targets. On May 23, 2025, ASPC announced that it had entered into a merger agreement with Bioserica International Limited (“Bioserica”), an antimicrobial material manufacturer. In the event that ASPC is unable to consummate the business combination with Bioserica and needs to identify a target business, Mr. Tsang has a pre-existing fiduciary obligation to present potential business targets to ASPC and will therefore present any potential target businesses to it prior to presenting them to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor, officers and directors are now, and may in the future, sponsor or participate in the formation of, or become sponsors, an officer or director of, any other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments, may present additional conflicts of interest in determining to which entity a particular business opportunity should be presented, in pursuing an initial business target and in allocating their time to devote to our affairs. In particular, our officers and directors, and affiliates of our officers and directors, are currently sponsoring other SPACs, and may look for an acquisition target in any location, has a window in which it may complete its initial business combination that overlaps the corresponding window we have. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they are involved or may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers”.

●	Unless we consummate our initial business combination, our officers, directors, advisors and insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account that may be released to us as working capital.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our initial shareholders purchased Founder Shares prior to the IPO and purchased Private Placement Units in a transaction that closed simultaneously with the closing of the IPO. Our Sponsor intends to transfer an aggregate of 60,000 of its Founder Shares, or 20,000 each to our three independent directors, and an aggregate of 25,000 Founder Shares to our advisor, at the consummation of an initial business combination. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of our initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If we do not complete our initial business combination within the prescribed time frame, the proceeds of the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of our public shares and rights will expire worthless. Furthermore, our Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) six months after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, the Founder Shares will be released from the lockup. The Private Placement Units will not be transferable until the completion of our initial business combination. Because each of our advisor, officers and director owns ordinary shares or rights directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our Sponsor and members of our management team directly or indirectly own our securities and, accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of the IPO, our Sponsor have invested in us an aggregate of $4,025,000, comprised of the $25,000 purchase price for the Founder Shares (or approximately $0.003 per share) and the $4,000,000 purchase price for the Private Placement Units (or $10.00 per unit). Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares in the IPO.

●	Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	In the event our Sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our Sponsor, officers, directors, advisors, or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, advisors, directors, non-voting sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, Officers, advisors, directors or non-voting sponsor investors. A target business affiliated with a non-voting sponsor investors would not be considered an affiliated entity. Accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers, advisors or directors, non-voting sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or non-voting sponsor investors. A target business affiliated with a non-voting sponsor investors would not be considered an affiliated entity. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions or from an independent accounting firm, that such an initial business combination is fair to our shareholders from a financial point of view. We are not required to obtain such an opinion in any other context.

●	The Sponsor has entered into the Sponsor Equity Agreement which grants the Sponsor an option (the “Put Option”) to require Apeiron to purchase up to 100%, and Apeiron an option (the “Call Option”) to purchase, up to 100%, but no less than 78%, of the equity securities then held by the Sponsor in Enhanced Group, including the Company’s Class B ordinary shares and the Units, at a maximum purchase price for the Put Option and Call Option in the range of $6,700,000 to $9,000,000 and in the range of $11,000,000 to $15,500,000, respectively, reducing the economic exposure of the Sponsor to trading prices following consummation of the Enhanced Business Combination. These put option and call option arrangements have the effect of imposing a floor and cap on the Sponsor’s return in respect of its investment in the Company at $1.21 and $2.18 per share of Enhanced Group Class A common stock. Further, Apeiron has already deposited $5,500,000 with the Sponsor, creditable against such call option and put option arrangements, and repayable only in very narrow circumstances. These arrangements may give rise to actual or perceived conflicts of interest in connection with the negotiation of the Enhanced Business Combination and the determination of the valuation of Enhanced agreed for the purposes of the Enhanced Business Combination.

The conflicts described above may not be resolved in our favor.

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Claudius Tsang	Female Entrepreneurs Worldwide	Internet Community	Advisor
	ACH	Financial Services	Investment Director
	Beijing ReeChain Technology Limited	Blockchain	Director
	Elegant Technology Limited	Holding Company	Director
	Unity Group Holdings International Limited	ESG	Non-executive director
	A SPAC III Acquisition Corp.	SPAC	Chief Executive Officer, Chief Financial Officer and Chairman
	A SPAC (Holdings) Group Corp.	SPAC	Director
	BEST SPAC I Acquisition Corp.	SPAC	Advisor
	BEST SPAC II (Holdings) Corp.	SPAC	Director
	A SPAC III (Holdings) Corp.	SPAC	Director
	A SPAC IV (Holdings) Corp.	SPAC	Director
	A SPAC V (Holdings) Corp.	SPAC	Director
	A SPAC VI (Holdings) Corp.	SPAC	Director
	A Paradise II Acquisition Corp.	SPAC	Director
	A Paradise III Acquisition Corp.	SPAC	Director
	A SPAC (Asia) Holdings Corp.	SPAC	Director
	THAVL Limited	Holding Company	Director
Ashley Bancroft	H&Hendricks LLP	Chartered Accountants	Equity Partner
	JAJA Capital Ltd	Venture Capital	Advisory
	BASIE I (RS502R1) Ltd	Business Advisory	Director/Shareholder
	FGH Security Ltd	Security Guarding	Independent NED
	Grichan Whitestone Partnership Ltd	Executive Search	Independent NED
	Meaningful Vision Ltd	Marketing/Software/Data	Independent NED
Nathan Pau	Bellamy’s Organic Pty Ltd	Baby formula and food manufacturer	Finance Manager
Tracy Hui Yin Choi	Mercer Health & Benefits LLC	Consulting and financial advisory services	Associate
	California Board of Accountancy	Regulatory Entity	Member

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which may be suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under British Virgin Islands law. In particular, our CEO, CFO and chairman, Mr. Claudius Tsang was a member of the founding team of A SPAC III Acquisition Corp. (“ASPC”), a SPAC incorporated for the purposes of effecting a business combination. Mr. Tsang has served as the Chief Executive Officer since September 2021, and as Chief Financial Officer and Chairman since July 2024 of ASPC. On May 23, 2025, ASPC announced that it had entered into a merger agreement with Bioserica International Limited (“Bioserica”), an antimicrobial material manufacturer. In the event that ASPC is unable to consummate the business combination with Bioserica and needs to identify a target business, Mr. Tsang has a pre-existing fiduciary obligation to present potential business targets to ASPC and will therefore present any potential target businesses to it prior to presenting them to us.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the IPO in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, non-voting sponsor investors or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm or independent investment banking firm that commonly renders valuation opinions that our initial business combination is fair to our shareholders from a financial point of view. We are not required to obtain such an opinion in any other context. If no opinion is obtained, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view and our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws, a copy of which is attached hereto as Exhibit 14. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and their respective immediate family members, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards while they are in possession of material nonpublic information (the “Insider Trading Policy”).

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.1 and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2025.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Our Sponsor intends to transfer an aggregate of 60,000 of its Founder Shares, or 20,000 each to our three independent directors, and an aggregate of 25,000 Founder Shares to our advisor, at the consummation of an initial business combination. Our Sponsor, officers, advisors and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement. To the extent such expenses exceed the available proceeds not deposited in the Trust Account, such expenses would not be reimbursed by us unless we consummate an initial business combination. In the event that we reimburse our insiders, officers, directors or any of their affiliates for out-of-pocket expenses prior to the consummation of a business combination or are required to indemnify any of our officers or directors as required by law, we would use funds available to us outside of the Trust Account for our working capital requirements. Any reduction in the funds available to us could have a material adverse effect on our ability to locate and investigate prospective target businesses and to structure, negotiate, conduct due diligence in connection with or consummate our initial business combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers, advisors or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment of consulting, success or finder fees to our independent directors, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of February 9, 2026 the number of Ordinary Shares, including both Class A and Class B Ordinary Shares, beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the conversion of private placement rights, as the private placement rights are not convertible within 60 days of February 9, 2026.

		Approximate
	Amount	Percentage
	and	of
	Nature of	Outstanding
	Beneficial	Ordinary
Name and Address of Beneficial Owner(1)	Ownership	Shares
A SPAC IV (Holdings) Corp.(2)	7,066,667	28.1%
Claudius Tsang(2)	7,066,667	—
Ashley Bancroft(3)	—	—
Nathan Pau(3)	—	—
Tracy Hui Yin Choi(3)	—	—
All directors and executive officers (4 individuals) and the Sponsor as a group	7,066,667	28.1%
Glazer Capital, LLC(4)	1,174,355	4.3%
Linden Capital L.P.(5)	1,200,000	4.4
Tenor Capital Management Company, L.P(6)	1,200,000	4.4

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o 29/F, The Sun’s Group Center, 200 Gloucester Road, Wan Chai, Hong Kong.

(2)	Mr. Tsang has voting and dispositive power over our securities held by the Sponsor.

(3)	A SPAC IV (Holdings) Corp intends to transfer (i) 20,000 shares to each of the independent non-executive directors and (ii) 25,000 shares to Kester Shing Joe Ng, our advisor, at the consummation of an initial business combination.

(4)	Pursuant to the schedule 13G filed by the reporting person dated November 13, 2025, the A Paradise Class A ordinary shares are beneficially owned by Glazer Capital, LLC. Each of Glazer Capital, LLC and Paul J. Glazer has shared power to dispose or direct the disposition of the reported A Paradise Class A ordinary shares. The address of the business office of each of the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(5)	Pursuant to the schedule 13G filed by the reporting person dated August 5, 2025, the A Paradise Class A ordinary shares are beneficially owned by Linden Capital L.P. (“Linden”). Linden Advisors LP is the investment manager of Linden. Linden GP LLC is the general partner of Linden and, in such capacity, may be deemed to beneficially own the shares held by Linden. Siu Min (Joe) Wong is the principal owner and controlling person of Linden Advisors LP and Linden GP LLC. In such capacities, Linden Advisors LP and Siu Min (Joe) Wong may each be deemed to beneficially own the shares held by Linden. Each of Linden, Linden Advisors LP, Linden GP LLC and Siu Min (Joe) Wong has shared power to vote, or direct the vote of, the reported A Paradise Class A ordinary shares. Each of Linden, Linden Advisors LP, Linden GP LLC and Siu Min (Joe) Wong has shared power to dispose or direct the disposition of the reported A Paradise Class A ordinary shares. The principal business address for Linden is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors LP, Linden GP LLC and Siu Min (Joe) Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

(6)	Pursuant to the schedule 13G filed by the reporting person dated August 4, 2025, the A Paradise Class A ordinary shares are beneficially owned by Tenor Capital Management Company, L.P. (“Tenor”). Tenor also holds 1,200,000 A Paradise Rights, which will convert into 150,000 A Paradise Class A ordinary shares upon the consummation of the Business Combination. The Class A Ordinary Shares (the Shares) reported therein are held in the form of A Paradise Units by Master Fund. Tenor serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor. Each of Master Fund, Tenor and Robin Shah has shared power to vote, or direct the vote of, the reported A Paradise Class A ordinary shares. Each of Master Fund, Tenor and Robin Shah has shared power to dispose or direct the disposition of the reported A Paradise Class A ordinary shares. The address of the principal business office of the reporting persons is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion.

Our Sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On November 9, 2022, we issued to our Sponsor 3,737,500 Class B ordinary shares as founder shares for an aggregate purchase price of $25,000, or approximately $0.0067 per share. On October 2, 2024, our sponsor paid $25,000, or approximately $0.004 per share, in exchange for 5,750,000 founder shares, and subsequently 3,737,500 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. On May 20, 2025, our Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (“Founder Shares”) (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by CCM), and subsequently 5,750,000 of the Founder Shares were repurchased by the Company for an aggregate purchase price of $25,000. Our Sponsor intends to transfer an aggregate of 60,000 of its Founder Shares, or 20,000 each to our three independent directors, and an aggregate of 25,000 Founder Shares to our advisor, at the consummation of an initial business combination. On September 15, 2025, as a result of the underwriters’ over-allotment option expiring, a total of 1,000,000 Founder Shares were forfeited.

As of December 31, 2025, there were 6,666,667 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.0037 per share.

Private Placement Units

On July 31, 2025 and in connection with the IPO, the Company consummated (i) the purchase by the Sponsor of 400,000 Sponsor Private Placement Units on a private placement basis that occurred simultaneously with the consummation of the IPO, and (ii) the purchase by CCM of 200,000 Underwriter Private Placement Units on a private placement basis that occurred simultaneously with the consummation of the IPO, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000. The Private Placement Units are identical to the units sold in the IPO except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until the completion of our initial business combination.

There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Founder Shares, Private Placement Units, shares underlying the Private Placement Units (“Private Placement Shares”) or the rights included in the Private Placement Units (“Private Placement Rights”), which will expire worthless if the Company does not consummate a Business Combination within the completion window.

The Private Placement Units, Private Placement Shares, Private Placement Rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until after the completion of the Company’s initial Business Combination, except to permitted transferees.

Promissory Note — Related Party

On December 9, 2022, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO (the “Note”). The Note is non-interest bearing, unsecured and was due at the earlier of (1) December 31, 2023, and (2) the closing of the IPO or (3) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On October 22, 2024, the Note was amended to extend the maturity date to the earlier of (1) June 30, 2025, and (2) the closing of the IPO or (3) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On October 9, 2025, the Company repaid the Note in full. The Note was terminated after the repayment. As of December 31, 2025, there was nil outstanding balance under the Note.

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

As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions or an independent accounting firm, that our initial business combination is fair to our shareholders from a financial point of view. We are not required to obtain such an opinion in any other context.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers, advisors, or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of up to $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment of consulting, success or finder fees to our independent directors, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our Sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Mr. Ashley Bancroft, Mr. Nathan Pau and Ms. Tracy Hui Yin Choi are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WWC, P.C. (“WWC”), has acted as our principal independent registered public accounting firm for our financial statements for the years ended December 31, 2025 and 2024. The following is a summary of fees paid or to be paid to WWC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WWC in connection with regulatory filings. The aggregate fees billed by WWC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement and other required filings with the SEC for the year ended December 31, 2025 and 2024 totaled $53,000 and $52,000, respectively.

Audit-Related Fees.  We did not pay WWC for consultations concerning financial accounting and reporting standards during the year ending December 31, 2025 and 2024.

Tax Fees. We did not pay WWC for tax planning and tax advice for the year ending December 31, 2025 and 2024.

All Other Fees. We did not pay WWC for other services for the year ending December 31, 2025 and 2024.

Pre-Approval Policy

Our audit committee was formed only upon the consummation of our IPO in July 2025. As a result, the audit committee did not pre-approve all of the foregoing services when the work was performed prior to the IPO, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated July 29, 2025, by and between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 31, 2025).

2.1	Business Combination Agreement, dated November 26, 2025 by and among A Paradise Acquisition Corp., Enhanced Ltd., and A Paradise Merger Sub I Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 28, 2025)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 31, 2025)

4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 30, 2025)

4.2	Specimen Class A Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 30, 2025)

4.3	Specimen Right Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 30, 2025).

4.4	Rights Agreement, dated July 29, 2025, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 31, 2025)

4.5**	Description of Securities

10.1	Letter Agreement, dated July 29, 2025, by and between the Company, A SPAC IV (Holdings) Corp., the Company’s sponsor, each executive officer and director of the Company, and the Underwriter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 31, 2025).

10.2	Investment Management Trust Agreement, dated July 29, 2025, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 31, 2025).

10.3	Registration Rights Agreement, dated July 29, 2025, by and among the Company, the Sponsor and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 31, 2025)

10.4	Unit Subscription Agreement, dated July 29, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 31, 2025).

10.5	Unit Subscription Agreement, dated July 29, 2025, by and between the Company and Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 31, 2025)

10.6	Indemnity Agreement, dated July 29, 2025, by and between the Company, the Sponsor, each executive officer and director of the Company and Kester Shing Joe Ng (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on July 31, 2025)

10.7	Acquiror Holder Support Agreement, dated November 26, 2025, by and between A Paradise Acquisition Corp., Enhanced Ltd. and the Major A Paradise Shareholders. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 28, 2025)

10.8	Company Holder Support Agreement, dated November 26, 2025, by and among A Paradise Acquisition Corp., Enhanced Ltd. and the Major Enhanced Stockholders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 28, 2025)

10.9	Sponsor Equity Agreement, dated November 26, 2025, by and among Apeiron Investment Group Limited and A SPAC IV (Holdings) Corp. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 28, 2025)

10.10	Participation Agreement, dated November 26, 2025, by and among Apeiron Investment Group Limited and BBG Beteiligungen GmbH (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 2, 2025)

14**	Form of Code of Ethics.

19.1**	Insider Trading Policy.

24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. **

32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 30, 2025).

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 30, 2025).

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on June 30, 2025).

99.4**	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

A PARADISE ACQUISITION CORP.

Dated: February 9, 2026	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Claudius Tsang, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claudius Tsang	Chief Executive Officer, Chief Financial Officer and Chairman	February 9, 2026
Claudius Tsang	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ashley Bancroft	Independent Director	February 9, 2026
Ashley Bancroft

/s/ Tracy Hui Yin Choi	Independent Director	February 9, 2026
Tracy Hui Yin Choi

/s/ Nathan Pau	Independent Director	February 9, 2026
Nathan Pau

A PARADISE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Shareholder of A Paradise Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of A Paradise Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before July 31, 2027. If a business combination is not consummated by this date or an extension not obtained, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

WWC, P.C.

Certified Public Accountants

PCAOB ID No. 1171

We have served as the Company’s auditor since 2024.

San Mateo, California

February 9, 2026

A PARADISE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	As of December 31,
	2025	2024
ASSETS:
Current assets:
Cash	$697,629	$—
Prepaid expenses	138,937	2,400
Total current assets	836,566	2,400

Deferred offering costs	—	22,817
Investments held in trust account	203,318,154	—
Total Assets	$204,154,720	$25,217

LIABILITIES, SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$414,281	$30,070
Due to related party	57,922	—
Promissory note - related party	—	235,806
Total current liabilities	472,203	265,876

Deferred underwriting fee payable	8,000,000	—
Total Liabilities	$8,472,203	$265,876

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 100,000,000 shares authorized; 20,000,000 shares issued and outstanding at redemption value of $10.17 per share and nil share issued and outstanding as of December 31, 2025 and 2024, respectively	203,318,154	—

Shareholders’ Deficit
Preferred shares, no par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	$—	$—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) and nil share issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Class B ordinary shares, no par value; 50,000,000 shares authorized; 6,666,667 shares issued and outstanding as of December 31, 2025 and 2024 (1) (2)	—	—
Additional paid-in capital	—	25,000
Accumulated deficit	(7,635,637)	(265,659)
Total Shareholders’ Deficit	$(7,635,637)	$(240,659)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$204,154,720	$25,217

(1)	All share data has been retroactively restated to reflect the Sponsor’s forfeiture of 1,000,000 founder shares on September 15, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

(2)	On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (see Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

A PARADISE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the years ended December 31,
	2025	2024

General and administrative expenses	$111,713	$5,000
Legal and professional expenses	926,645	70,562
Loss from operations	(1,038,358)	(75,562)
Other income:
Interest income	3,333,963	—
Gain on expiration of over-allotment option liability	272,989	—
Income (loss) before tax expense	2,568,594	(75,562)
Tax expense	—	—
Net income (loss)	$2,568,594	$(75,562)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,383,562	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.35	$—
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1) (2)	6,918,174	6,666,667
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.05)	$(0.01)

(1)	All share and per share data has been retroactively restated to reflect the Sponsor’s forfeiture of 1,000,000 founder shares on September 15, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

(2)	All share and per share data has been retroactively presented. On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. On May 19, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter); subsequently, 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (See Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

A PARADISE ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025

	Preferred		Ordinary shares				Additional		Total
	shares		Class A		Class B		paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares(1)(2)	Amount	capital	deficit	deficit
Balance as of January 1, 2025	—	$—	—	$—	6,666,667	$—	$25,000	$(265,659)	$(240,659)
Issuance of Private Placement Units	—	—	600,000	—	—	—	6,000,000	—	6,000,000
Issuance of Public Rights, net of issuance cost	—	—	—	—	—	—	5,058,574	—	5,058,574
Gain on expiration of over-allotment option liability	—	—	—	—	—	—	272,989	—	272,989
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	—	—	—	(3,318,154)	(3,318,154)
Accretion of carrying value to redemption value	—	—	—	—	—	—	(17,976,981)	—	(17,976,981)
Accretion of additional paid-in capital to accumulated deficit	—	—	—	—	—	—	6,620,418	(6,620,418)	—
Net income	—	—	—	—	—	—	—	2,568,594	2,568,594
Balance as of December 31, 2025	—	$—	600,000	$—	6,666,667	$—	$—	$(7,635,637)	$(7,635,637)

FOR THE YEAR ENDED DECEMBER 31, 2024

	Preferred		Ordinary shares				Additional		Total
	shares		Class A		Class B		paid-in	Accumulated	shareholder’s
	Shares	Amount	Shares	Amount	Shares(1)(2)	Amount	capital	deficit	deficit
Balance as of January 1, 2024	—	$—	—	$—	6,666,667	$—	$25,000	$(190,097)	$(165,097)
Net loss	—	—	—	—	—	—	—	(75,562)	(75,562)
Balance as of December 31, 2024	—	$—	—	$—	6,666,667	$—	$25,000	$(265,659)	$(240,659)

(1)	All share data has been retroactively restated to reflect the Sponsor’s forfeiture of 1,000,000 founder shares on September 15, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

(2)	All share data has been retroactively presented. On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. On May 19, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter); subsequently, 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (See Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

A PARADISE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the years ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$2,568,594	$(75,562)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(3,318,154)	—
Gain on expiration of over-allotment option liability	(272,989)	—
Changes in operating assets and liabilities:
Prepaid expenses	(136,537)	(2,400)
Accounts payable and accrued expenses	384,211	5,070
Net Cash Used in Operating Activities	(774,875)	(72,892)

Cash Flows from Investing Activities:
Purchase of investment held in trust account	(200,000,000)	—
Net Cash Used in Investing Activities	(200,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of public units	200,000,000	—
Proceeds from sale of private placement units	6,000,000	—
Proceeds from issuance of promissory note to related party	64,194	95,709
Repayment of promissory note to related party	(300,000)	—
Payment of underwriter commissions	(4,000,000)	—
Payment of offering costs	(349,612)	(22,817)
Advance from a related party	57,922	—
Net Cash Provided by Financing Activities	201,472,504	72,892

Net Change in Cash	697,629	—

Cash, Beginning of Year	—	—
Cash, End of Year	$697,629	$—

Supplemental disclosure of cash flow information:
Deferred underwriting fee payable	$8,000,000	$—
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$21,295,135	$—
Deferred offering costs paid via promissory note – related party	$64,194	$22,817

The accompanying notes are an integral part of these consolidated financial statements.

A PARADISE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

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

The Company has a wholly owned inactive subsidiary, A Paradise Merger Sub I, Inc. (the “Merger Sub”), a Cayman Islands exempted company, formed on November 18, 2025 solely for the purpose of completing the transactions contemplated by the Business Combination Agreement, dated as November 26, 2025.

As of December 31, 2025, the Company had not commenced any operations. For the period from November 9, 2022 (inception) through December 31, 2025, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (the “IPO”), and subsequent to the IPO, identifying a target company, entering into the business combination agreement described below, and proceeding toward completion of the Business Combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of dividends and/or interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor, A SPAC IV (Holdings) Corp., is a BVI company (the “Sponsor”). The registration statement for the Company’s IPO became effective on July 29, 2025. On July 31, 2025, the Company consummated the IPO of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, no par value per share (the “Public Shares”) and one right (the “Public Rights”) to receive one-eighth (1/8) of one Class A ordinary share upon the completion of the initial Business Combination. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds of $200,000,000.

Simultaneously with the closing of the IPO and the sale of the Units on July 29, 2025, the Company consummated the private placement (“Private Placement”) of 600,000 units (the “Private Placement Units”) to the Sponsor and the underwriters, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000, which is described in Note 4. The Company granted the underwriters a 45-day option to purchase up to an additional 3,000,000 Units at the IPO price to cover over-allotments, if any, which expired unexercised on September 12, 2025.

Five institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) (“non-voting sponsor investors”) have purchased, indirectly, through the purchase of non-voting interests in our sponsor, an aggregate of 130,000 Private Placement Units (the “Non-Voting Private Placement Units”) at a price of $10.00 per unit ($1,300,000 in the aggregate). In connection with the non-voting sponsor investor indirectly purchasing, through the Sponsor, the Non-Voting Private Placement Units allocated to the non-voting sponsor investors in connection with the closing of the IPO, the Sponsor issued non-voting shares (the “Non-Voting Sponsor Shares”) at a nominal purchaser price to the non-voting sponsor investors at the closing of the IPO, reflecting interests in an aggregate of 1,368,421 Founder Shares (defined below) held by the Sponsor. On December 19, 2025, an affiliate of the Sponsor purchased all of the issued and outstanding Non-Voting Sponsor Shares from the non-voting sponsor investors.

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

Agreements

Business Combination Agreement

On November 26, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Merger Sub, and Enhanced Ltd, a Cayman Islands exempted company with limited liability (“Enhanced”). The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Enhanced Business Combination”), following the Acquiror Domestication (as defined below):

●	at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the Companies Act (as revised) of the Cayman Islands (“Cayman Companies Act”) and the Texas Business Organizations Code (“TBOC”), Merger Sub will merge with and into Enhanced, the separate corporate existence of Merger Sub will cease and Enhanced will be the surviving company and a wholly owned subsidiary of the Company (the “First Merger”) and immediately following the First Merger, Enhanced will merge with and into the Company, the separate corporate existence of Enhanced will cease and the Company will be the surviving corporation (together with the First Merger, the “Mergers”); and

●	as a result of the Mergers, among other things, all outstanding shares of common stock (inclusive of shares of converted preferred stock and issuable in respect of the SAFE financing described below) of Enhanced immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive, except with respect to (i) any shares of common stock of Enhanced subject to options or consultant awards, (ii) any shares of common stock of Enhanced held in the treasury of Enhanced, which treasury shares will be cancelled as part of the First Merger, and (iii) any shares of common stock of Enhanced held by shareholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the applicable provisions of the Cayman Companies Act, a number of shares of A Paradise Domesticated Class A Common Stock (as defined below), as adjusted in accordance with the Business Combination Agreement and as further described therein. In addition, at the First Merger, certain holders designated by Apeiron Investment Group Limited (the “Class B Holders”) will be issued a number of shares of the Company’s Class B ordinary shares such that, immediately after the Closing, the Class B Holders will have at least 95% of the voting power of the capital stock of the surviving corporation on a fully-diluted basis.

The Board of Directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Business Combination Agreement, the Enhanced Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the shareholders of the Company.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the TBOC, the BVI Business Companies Act, 2004 (the “BVI Act”), and the Company’s memorandum and articles of association, the Company will effect a deregistration under the BVI Act and a domestication under the TBOC (by means of filing a certificate of conversion and certificate of formation with the Secretary of State of the State of Texas), pursuant to which the Company’s jurisdiction of incorporation will be changed from the British Virgin Islands to the State of Texas (the “Acquiror Domestication”). Upon the effective time of the Acquiror Domestication, the Company will change its name to “Enhanced Group Inc.”.

Immediately prior to the effective time of the Acquiror Domestication, each then issued and outstanding Class B ordinary share of the Company will convert automatically, on a one-for-one basis, into a Class A ordinary share of the Company (the “Converted Acquiror Class A Common Stock”). At the effective time of the Acquiror Domestication, (a) each then issued and outstanding Class A ordinary share of the Company (including the Converted Acquiror Class A Common Stock) will convert automatically, on a one-for-one basis, into a share of the Company’s Class A common stock, par value $0.0001 per share, of the Company (after the Acquiror Domestication) (the “Domesticated Acquiror Class A Common Stock” or “Enhanced Group Class A common stock”); (b) the Company will authorize a new class of Class B common stock, par value $0.0001 per share (the “Domesticated Acquiror Class B Common Stock” or “Enhanced Group Class B common stock”), the terms of which will provide, among other things, that each share of Domesticated Acquiror Class B Common Stock will carry ten votes; (c) each then issued and outstanding unit of the Company (the “BVI Acquiror Units”) will convert automatically into a domesticated Acquiror unit representing one share of Domesticated Acquiror Class A Common Stock and a right to receive one-eighth of one share of Domesticated Acquiror Class A Common Stock at the Closing; and (d) each then issued and outstanding right of the Company (the “BVI Acquiror Right”) will convert automatically into a domesticated Acquiror right, with each domesticated Acquiror right representing the right to receive one-eighth of one Domesticated Acquiror Class A Common Stock at the Closing.

The Business Combination Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the Enhanced Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

A Paradise Holders Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into an acquiror holder support agreement (the “A Paradise Holders Support Agreement”), dated as of November 26, 2025, between the Company, Enhanced and the Sponsor (the “Major A Paradise Shareholder”). Under the A Paradise Holder Support Agreement, the Major A Paradise Shareholder agrees that, among other things, (i) the Major A Paradise Shareholder will not to sell or transfer their shares until the earlier to occur of the Second Effective Time and the termination of the Business Combination Agreement, and (ii) that at any meeting of the shareholders and in any action by written consent of the shareholders, the Major A Paradise Shareholder will vote all of its shares for the Enhanced Business Combination and related transactions.

Enhanced Holders Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into the Enhanced holders support agreement (the “Enhanced Holder Support Agreement”), dated as of November 26, 2025, among certain shareholders of Enhanced (the “Major Enhanced Stockholders”). Under the Enhanced Holder Support Agreement, the Major Enhanced Stockholders agree, among other things, not to sell or transfer their shares until the earlier to occur of the Second Effective Time and the termination of the Business Combination Agreement, and that at any meeting of the shareholders and in any action by written consent of the shareholders, such Major Enhanced Stockholders will vote all of their shares for the Enhanced Business Combination and related transactions.

Going Concern Consideration

As of December 31, 2025, the Company had $697,629 in cash and a working capital of $364,363. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $300,000 under the promissory note (see Note 5), which was subsequently repaid in full on October 9, 2025.

Subsequent to the consummation of the IPO, the Company’s liquidity has been satisfied through the net proceeds from the IPO and the Private Placement. The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination.

The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it may cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until July 31, 2027 to consummate the initial Business Combination. If the Company does not complete a Business Combination, the Company will wind up, dissolve and liquidate pursuant to the terms of its amended and restated memorandum and articles of association. Notwithstanding management’s belief that the Company would have sufficient funds to execute its business strategy, there is a possibility that business combination might not happen within the Combination Period, or by July 31, 2027. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, management believes that it would be prudent to include in its disclosure language about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 31, 2027.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $697,629 and none in cash and cash equivalents as of December 31, 2025 and 2024, respectively.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

During the year ended December 31, 2025, net proceeds of $200,000,000 from the sale of Units in the IPO were deposited into the Trust Account and interest earned from the Trust Account amounted to $3,318,154. There were no withdrawals made during the year ended December 31, 2025. As of December 31, 2025 and 2024, investments held in Trust Account were $203,318,154 and nil, respectively.

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

Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s consolidated balance sheet in the following table:

Gross proceeds	$200,000,000
Subtract:
Proceeds allocated to Public Share Rights	(5,400,000)
Proceeds allocated to over-allotment option	(272,989)
Class A ordinary shares issuance costs	(12,303,992)
Add:
Accretion of carrying value to redemption value	17,976,981
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	3,318,154
Class A ordinary shares subject to possible redemption – December 31, 2025	$203,318,154

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the consolidated statements of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. As of December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the years ended December 31,
	2025	2024
Net income (loss)	$2,568,594	$(75,562)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	(3,318,154)	—
Net loss including accretion of ordinary shares to redemption value	$(749,560)	$(75,562)

	For the years ended December 31，
	2025		2024
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share Numerator:
Allocation of net loss	$(410,671)	$(338,889)	$—	$(75,562)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	3,318,154	—	—	—
Allocation of net income (loss)	2,907,483	(338,889)	—	(75,562)

Denominator:
Basic and diluted weighted average shares outstanding	8,383,562	6,918,174	—	6,666,667
Basic and diluted net income (loss) per ordinary share	$0.35	$(0.05)	$—	$(0.01)

Recent Accounting Pronouncements

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides guidance on the measurement of credit losses for accounts receivable and contract assets. The standard aims to improve the accuracy of credit loss estimates by requiring entities to consider historical loss experience, current conditions, and reasonable and supportable forecasts. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2025-05 on its financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024. ASU 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in an annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting the standard on its financial statements.

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor and CCM purchased an aggregate of 400,000 Private Placement Units and 200,000 Private Placement Units, respectively, at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $6,000,000. Each Private Placement Unit consists of one ordinary share (“Private Share”) and one-eighth (1/8) of one right (“Private Right”). Each Private Right will be converted into one ordinary share upon the consummation of a Business Combination. The proceeds from the Private Placement Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless. Five institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) (“non-voting sponsor investors”) purchased, indirectly, through the purchase of non-voting interests in our sponsor, an aggregate of 130,000 Private Placement Units (the “Non-Voting Private Placement Units”) at a price of $10.00 per unit ($1,300,000 in the aggregate). In connection with the non-voting sponsor investor indirectly purchasing, through the Sponsor, the Non-Voting Private Placement Units allocated to the non-voting sponsor investors in connection with the closing of the IPO, the Sponsor issued non-voting shares at a nominal purchaser price to the non-voting sponsor investors at the closing of the IPO, reflecting interests in an aggregate of 1,368,421 Founder Shares (defined below) held by the Sponsor. On December 19, 2025, an affiliate of the Sponsor purchased all of the issued and outstanding Non-Voting Sponsor Shares from the non-voting sponsor investors. Private Placement Units and all underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions.

Note 5 — Related Party Transactions

Founder Shares

On November 9, 2022, the Sponsor acquired 3,737,500 Class B ordinary share (“Founder Shares”) for an aggregate purchase price of $25,000. Founder Shares have been retroactively restated to reflect a share subscription and purchase agreement. On October 2, 2024, the Company issued 5,750,000 Founder Shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Founder Shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters); subsequently, 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. Five institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) (“non-voting sponsor investors”) purchased, indirectly, through the purchase of non-voting interests in our sponsor, an aggregate of 130,000 Non-Voting Private Placement Units at a price of $10.00 per unit ($1,300,000 in the aggregate). In connection with this indirect purchase, the Sponsor issued non-voting shares at a nominal purchaser price to the non-voting sponsor investors at the closing of the IPO, reflecting interests in an aggregate of 1,368,421 Founder Shares held by the Sponsor. On September 15, 2025, as a result of the underwriters’ over-allotment option expiring, a total of 1,000,000 Founder Shares were forfeited. The related share and per-share amounts presented in these financial statements have been retroactively adjusted to reflect this share forfeiture for all periods presented. On December 19, 2025, an affiliate of the Sponsor purchased all of the issued and outstanding Non-Voting Sponsor Shares, reflecting interest in an aggregate of 1,368,421 Founder Shares held by the Sponsor, from the non-voting sponsor investors

The Sponsor has agreed not to transfer, assign or sell its Founder shares until the earlier to occur of: (A) six months after the completion of the Company’s initial business combination, or (B) the date on which the closing price of the Company’s Class A ordinary share equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination, or earlier, if, subsequent to the initial business combination, the Company consummates a liquidation, merger, shares exchange or other similar transaction which results in all of the shareholders having the right to exchange their shares of Class A ordinary share for cash, securities or other property.

Due to Related Party

Prior to the closing of the IPO, the Sponsor funded the Company’s transaction costs related to the IPO. As of December 31, 2025 and 2024, $57,922 and nil were outstanding, respectively; the amount is unsecured, interest-free and due on demand.

Promissory Note — Related Party

On December 9, 2022, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO (the “Note”). The Note is non-interest bearing, unsecured and was due at the earlier of (1) December 31, 2023, and (2) the closing of the IPO or (3) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On October 22, 2024, the Note was amended to extend the maturity date to the earlier of (1) June 30, 2025, and (2) the closing of the IPO or (3) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On October 9, 2025, the Company subsequently repaid the Note in full. The Note was terminated after the repayment. As of December 31, 2025 and 2024, there were nil and $235,806 outstanding under the Note, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025 and 2024, the Company had no borrowings under the Working Capital Loans.

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

Business Combination Agreement

On November 26, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with A Paradise Merger Sub I, Inc., a Cayman Islands exempted company and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Enhanced Ltd, a Cayman Islands exempted company with limited liability (“Enhanced”).The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Enhanced Business Combination”), following the Acquiror Domestication (as defined below):

●	at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the Companies Act (as revised) of the Cayman Islands (“Cayman Companies Act”) and the Texas Business Organizations Code (“TBOC”), Merger Sub will merge with and into Enhanced, the separate corporate existence of Merger Sub will cease and Enhanced will be the surviving company and a wholly owned subsidiary of the Company (the “First Merger”) and immediately following the First Merger, Enhanced will merge with and into the Company, the separate corporate existence of Enhanced will cease and the Company will be the surviving corporation (together with the First Merger, the “Mergers”); and

●	as a result of the Mergers, among other things, all outstanding shares of common stock (inclusive of shares of converted preferred stock and issuable in respect of the SAFE financing described below) of Enhanced immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive, except with respect to (i) any shares of common stock of Enhanced subject to options or consultant awards, (ii) any shares of common stock of Enhanced held in the treasury of Enhanced, which treasury shares will be cancelled as part of the First Merger, and (iii) any shares of common stock of Enhanced held by shareholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the applicable provisions of the Cayman Companies Act, a number of shares of A Paradise Domesticated Class A Common Stock (as defined below), as adjusted in accordance with the Business Combination Agreement and as further described therein. In addition, at the First Merger, certain holders designated by Apeiron Investment Group Limited (the “Class B Holders”) will be issued a number of shares of the Company’s Class B ordinary shares such that, immediately after the Closing, the Class B Holders will have at least 95% of the voting power of the capital stock of the surviving corporation on a fully-diluted basis.

The Board of Directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Business Combination Agreement, the Enhanced Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the shareholders of the Company.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the TBOC, the BVI Business Companies Act, 2004 (the “BVI Act”), and the Company’s memorandum and articles of association, the Company will effect a deregistration under the BVI Act and a domestication under the TBOC (by means of filing a certificate of conversion and certificate of formation with the Secretary of State of the State of Texas), pursuant to which the Company’s jurisdiction of incorporation will be changed from the British Virgin Islands to the State of Texas (the “Acquiror Domestication”). Upon the effective time of the Acquiror Domestication, the Company will change its name to “Enhanced Group Inc.”.

Immediately prior to the effective time of the Acquiror Domestication, each then issued and outstanding Class B ordinary share of the Company will convert automatically, on a one-for-one basis, into a Class A ordinary share of the Company (the “Converted Acquiror Class A Common Stock”). At the effective time of the Acquiror Domestication, (a) each then issued and outstanding Class A ordinary share of the Company (including the Converted Acquiror Class A Common Stock) will convert automatically, on a one-for-one basis, into a share of the Company’s Class A common stock, par value $0.0001 per share, of the Company (after the Acquiror Domestication) (the “Domesticated Acquiror Class A Common Stock” or “Enhanced Group Class A common stock”); (b) the Company will authorize a new class of Class B common stock, par value $0.0001 per share (the “Domesticated Acquiror Class B Common Stock” or “Enhanced Group Class B common stock”), the terms of which will provide, among other things, that each share of Domesticated Acquiror Class B Common Stock will carry ten votes; (c) each then issued and outstanding unit of the Company (the “BVI Acquiror Units”) will convert automatically into a domesticated Acquiror unit representing one share of Domesticated Acquiror Class A Common Stock and a right to receive one-eighth of one share of Domesticated Acquiror Class A Common Stock at the Closing; and (d) each then issued and outstanding right of the Company (the “BVI Acquiror Right”) will convert automatically into a domesticated Acquiror right, with each domesticated Acquiror right representing the right to receive one-eighth of one Domesticated Acquiror Class A Common Stock at the Closing.

The Business Combination Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the Enhanced Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

A Paradise Holders Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into an acquiror holder support agreement (the “A Paradise Holders Support Agreement”), dated as of November 26, 2025, between the Company, Enhanced and the Sponsor (the “Major A Paradise Shareholder”). Under the A Paradise Holder Support Agreement, the Major A Paradise Shareholder agrees that, among other things, (i) the Major A Paradise Shareholder will not to sell or transfer their shares until the earlier to occur of the Second Effective Time and the termination of the Business Combination Agreement, and (ii) that at any meeting of the shareholders and in any action by written consent of the shareholders, the Major A Paradise Shareholder will vote all of its shares for the Enhanced Business Combination and related transactions.

Enhanced Holders Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into the Enhanced holders support agreement (the “Enhanced Holder Support Agreement”), dated as of November 26, 2025, among certain shareholders of Enhanced (the “Major Enhanced Stockholders”). Under the Enhanced Holder Support Agreement, the Major Enhanced Stockholders agree, among other things, not to sell or transfer their shares until the earlier to occur of the Second Effective Time and the termination of the Business Combination Agreement, and that at any meeting of the shareholders and in any action by written consent of the shareholders, such Major Enhanced Stockholders will vote all of their shares for the Enhanced Business Combination and related transactions.

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares with no par value. As of December 31, 2025 and 2024, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares with no par value. As of December 31, 2025 and 2024, there were 600,000 and nil Class A ordinary shares outstanding, excluding 20,000,000 and nil shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with no par value. On November 9, 2022, the Company issued 3,737,500 shares of Class B ordinary share to the Sponsor. The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000 and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. On May 19, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 Class B ordinary shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the Class B ordinary shares were repurchased by the Company for an aggregate purchase price of $25,000. On September 15, 2025, as a result of the expiration of the underwriters’ over-allotment option, a total of 1,000,000 Class B ordinary shares were forfeited. As of December 31, 2025 and 2024, there were 6,666,667 shares of Class B ordinary shares issued and outstanding. Shares have been retroactively adjusted to reflect this share forfeiture for all periods presented.

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

Rights — As of December 31, 2025 and 2024, there were 20,000,000 rights and nil right outstanding, respectively. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one eighth (1/8) of one Class A ordinary share upon consummation of the Company’s initial business combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial business combination. In the event that the Company will not be the surviving company upon completion of its initial business combination, each holder of a right will be required to affirmatively convert its right in order to receive the one eighth (1/8) of one Class A ordinary share underlying each right upon consummation of the business combination (without paying additional consideration). The Company will not issue fractional shares in connection with an exchange of right. As a result, holders must hold rights in multiples of eight (8) in order to receive Class A ordinary shares for all such rights upon closing of a business combination. The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$203,318,154	$203,318,154	$—	$—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the years ended December 31,
	2025	2024
General and administrative and legal and professional expenses	$1,038,358	$75,562
Interest earned on investment held in Trust Account	$3,318,154	$—

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

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this audit, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.