Form 10-Q
period 2026-03-31
AParadise Acquisition Corp.
filed 2026-05-04
CIK 1956439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42769

A PARADISE ACQUISITION CORP.

(Exact name of registrant as specified in Its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Sun’s Group Center, 29th Floor, 200 Gloucester Road, Wan Chai	N/A
(Address of principle executive offices)	(Zip Code)

(+852) 9583 3199

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	APADU	The Nasdaq Stock Market LLC
Class A ordinary shares, no par value	APAD	The Nasdaq Stock Market LLC
Rights	APADR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 4, 2026, 20,600,000 Class A ordinary shares, which include the Class A ordinary shares underlying the units and 19,615,531 Class A ordinary shares tendered for redemption in connection with the business combination, and 6,666,667 Class B ordinary shares were issued and outstanding.

A PARADISE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “seek” and variations, including the negative of such terms, and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination (as defined below) are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 9, 2026 and the Company’s final prospectus for its initial public offering filed with the SEC on July 30, 2025 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements.

A PARADISE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
ASSETS:
Current assets:
Cash	$428,394	$697,629
Prepaid expenses	175,433	138,937
Total current assets	603,827	836,566

Investments held in trust account	205,105,918	203,318,154
Total Assets	$205,709,745	$204,154,720

LIABILITIES, SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accrued expenses	$608,054	$414,281
Due to related party	—	57,922
Total current liabilities	608,054	472,203

Deferred underwriting fee payable	8,000,000	8,000,000
Total Liabilities	$8,608,054	$8,472,203

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, no par value; 500,000,000 shares authorized; 20,000,000 shares issued and outstanding at redemption value of $10.26 per share as of March 31, 2026 and 20,000,000 shares issued and outstanding at redemption value of $10.17 per share as of December 31, 2025	205,105,918	203,318,154

Shareholders’ Deficit
Preferred shares, no par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	$—	$—
Class A ordinary shares, no par value; 500,000,000 shares authorized; 600,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, no par value; 50,000,000 shares authorized; 6,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (1) (2)	—	—
Additional paid-in capital	—	—
Accumulated deficit	(8,004,227)	(7,635,637)
Total Shareholders’ Deficit	$(8,004,227)	$(7,635,637)
Total Liabilities, Shares Subject to Redemption and Shareholders’ Deficit	$205,709,745	$204,154,720

(1)	All share data has been retroactively restated to reflect the Sponsor’s forfeiture of 1,000,000 founder shares on September 15, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

(2)	All share and par share data has been retroactively presented. On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000 and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. On May 19, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A PARADISE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three Months Ended March 31,
	2026	2025
General and administrative expenses	$10,625	$600
Legal and professional expenses	363,614	34,000
Loss from operations	(374,239)	(34,600)
Other income:
Interest income	5,649	—
Interest earned on investment held in Trust Account	1,787,764	—
Income (loss) before tax expense	1,419,174	(34,600)
Tax expense	—	—
Net income (loss)	$1,419,174	$(34,600)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	20,000,000	—
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$—
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption (1)(2)	7,266,667	6,666,667
Basic and diluted net income (loss) per share, Class A and Class B ordinary shares not subject to redemption	$(0.01)	$(0.01)

(1)	All share and per share data has been retroactively restated to reflect the Sponsor’s forfeiture of 1,000,000 founder shares on September 15, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

(2)	All share and par share data has been retroactively presented. On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000 and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. On May 19, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A PARADISE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

For the three months ended March 31, 2026

			Ordinary shares				Additional		Total
	Preferred shares		Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	Shares(1)(2)	Amount	capital	deficit	deficit
Balance as of January 1, 2026	—	$—	600,000	$—	6,666,667	$—	$—	$(7,635,637)	$(7,635,637)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	—	—	—	(1,787,764)	(1,787,764)
Net income	—	—	—	—	—	—	—	1,419,174	1,419,174
Balance as of March 31, 2026	—	$—	600,000	$—	6,666,667	$—	$—	$(8,004,227)	$(8,004,227)

For the three months ended March 31, 2025

			Ordinary shares				Additional		Total
	Preferred shares		Class A		Class B		paid-in	Accumulated	shareholder’s
	Shares	Amount	Shares	Amount	Shares(1)(2)	Amount	capital	deficit	deficit
Balance as of January 1, 2025	—	$—	—	$—	6,666,667	—	$25,000	$(265,659)	$(240,659)
Net loss	—	—	—	—	—	—	—	(34,600)	(34,600)
Balance as of March 31, 2025	—	$—	—	$—	6,666,667	—	$25,000	$(300,259)	$(275,259)

(1)	All share data has been retroactively restated to reflect the Sponsor’s forfeiture of 1,000,000 founder shares on September 15, 2025 for no consideration as the underwriters of the IPO did not exercise the over-allotment option (see Note 5).

(2)	All share and par share data has been retroactively presented. On November 9, 2022, 3,737,500 Class B ordinary shares were issued to the Sponsor for $25,000. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000 and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. On May 19, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000 (see Note 5).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A PARADISE ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the three months ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,419,174	$(34,600)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in trust account	(1,787,764)	—
Changes in operating assets and liabilities:
Prepaid expenses	(36,496)	600
Accrued expenses	193,773	31,000
Net Cash Used in Operating Activities	(211,313)	(3,000)

Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities:
Repayment to related party	(57,922)	—
Proceeds from promissory note - related party	—	3,000
Net Cash (Used in) Provided by Financing Activities	(57,922)	3,000

Net Change in Cash	(269,235)	—

Cash, Beginning of period	697,629	—
Cash, End of period	$428,394	$—

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs	$—	$10,500
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$1,787,764	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

A PARADISE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

A Paradise Acquisition Corp. (formerly A Paradigm Acquisition Corp., the “Company”) is a blank check company incorporated in the British Virgin Islands (or the “BVI”) on November 9, 2022. The Company was formed for the purpose of effecting a merger, shares exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses (the “business combination” or the “Business Combination”). Although there is no restriction or limitation on what industry or geographic region the Company’s target operates in, it is the Company’s intention to pursue prospective targets that are in the leisure and entertainment sector.

The Company has a wholly owned inactive subsidiary, A Paradise Merger Sub I, Inc. (the “Merger Sub”), a Cayman Islands exempted company, formed on November 18, 2025 solely for the purpose of completing the transactions contemplated by the Business Combination Agreement, dated as November 26, 2025.

As of March 31, 2026, the Company had not commenced any operations. For the period from November 9, 2022 (inception) through March 31, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering (the “IPO”), and subsequent to the IPO, identifying a target company for a Business Combination, entering into the business combination agreement described above, and proceeding toward completion of the Business Combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of dividends and/or interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO and the sale of the Units on July 31, 2025, the Company consummated the private placement (“Private Placement”) of 600,000 units (the “Private Placement Units”) to the Sponsor and the underwriters, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000, which is described in Note 4. The Company granted the underwriters a 45-day option to purchase up to an additional 3,000,000 Units at the IPO price to cover over-allotments, if any, which expired unexercised on September 12, 2025.

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

Agreements

Business Combination Agreement

On November 26, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with A Paradise Merger Sub I, Inc., a Cayman Islands exempted company (the “Merger Sub”), and Enhanced Ltd, a Cayman Islands exempted company with limited liability (“Enhanced”). The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Enhanced Business Combination”), following the Acquiror Domestication (as defined below):

●	at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the Companies Act (as revised) of the Cayman Islands (“Cayman Companies Act”) and the Texas Business Organizations Code (“TBOC”), Merger Sub will merge with and into Enhanced, the separate corporate existence of Merger Sub will cease and Enhanced will be the surviving company and a wholly owned subsidiary of the Company (the “First Merger”) and immediately following the First Merger, Enhanced will merge with and into the Company, the separate corporate existence of Enhanced will cease and the Company will be the surviving corporation (the “Second Merger” and, together with the First Merger, the “Mergers”); and

●	as a result of the Mergers, among other things, all outstanding shares of common stock (inclusive of shares of converted preferred stock and issuable in respect of the SAFE financing described below) of Enhanced immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive, except with respect to (i) any shares of common stock of Enhanced subject to options or consultant awards, (ii) any shares of common stock of Enhanced held in the treasury of Enhanced, which treasury shares will be cancelled as part of the First Merger, and (iii) any shares of common stock of Enhanced held by shareholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the applicable provisions of the Cayman Companies Act, a number of shares of A Paradise Domesticated Class A Common Stock (as defined below), as adjusted in accordance with the Business Combination Agreement and as further described therein. In addition, at the First Merger, certain holders designated by Apeiron Investment Group Limited (the “Class B Holders”) will be issued a number of shares of the Company’s Class B ordinary shares such that, immediately after the Closing, the Class B Holders will have at least 95% of the voting power of the capital stock of the surviving corporation on a fully-diluted basis.

The Board of Directors of the Company (the “Board”) has unanimously (i) approved and declared advisable the Business Combination Agreement, the Enhanced Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the shareholders of the Company.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the TBOC, the BVI Business Companies Act, 2004 (the “BVI Act”), and the Company’s memorandum and articles of association, the Company will effect a deregistration under the BVI Act and a domestication under the TBOC (by means of filing a certificate of conversion and certificate of formation with the Secretary of State of the State of Texas), pursuant to which the Company’s jurisdiction of incorporation will be changed from the British Virgin Islands to the State of Texas (the “Acquiror Domestication”). Upon the effective time of the Acquiror Domestication, the Company will change its name to “Enhanced Group Inc.”

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

Going Concern Consideration

As of March 31, 2026, the Company had $428,394 in cash and a working capital deficit of $4,227. The Company’s liquidity needs prior to the consummation of the IPO were satisfied through the proceeds of $25,000 from the sale of the Founder Shares (as defined in Note 5), and loan proceeds from the Sponsor of $300,000 under the promissory note (see Note 5), which was subsequently repaid in full on October 9, 2025.

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

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Form 10-K filing as filed with the SEC on February 9, 2026. Certain information or footnote disclosures normally included in the unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $428,394 and $697,629 in cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

As of March 31, 2026 and December 31, 2025, investments held in Trust Account were $205,105,918 and $203,318,154, respectively.

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

Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of permanent shareholders’ equity on the Company’s balance sheet in the following table:

Gross proceeds	$200,000,000
Subtract:
Proceeds allocated to Public Share Rights	(5,400,000)
Proceeds allocated to over-allotment option	(272,989)
Class A ordinary shares issuance costs	(12,303,992)
Add:
Accretion of carrying value to redemption value	17,976,981
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	3,318,154
Class A ordinary shares subject to possible redemption – December 31, 2025	$203,318,154
Add:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	1,787,764
Class A ordinary shares subject to possible redemption – March 31, 2026	$205,105,918

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the Government of the British Virgin Islands. In accordance with British Virgin Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a British Virgin Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of income per redeemable share and income per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. For the period ended March 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	Three months ended March 31,
	2026	2025
Net income (loss)	$1,419,174	$(34,600)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	(1,787,764)	—
Net loss including accretion of ordinary shares to redemption value	$(368,590)	$(34,600)

	For the three months ended March 31，
	2026		2025
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income (loss) per ordinary share Numerator:
Allocation of net loss	$(270,359)	$(98,231)	$—	$(34,600)
Subsequent measurement of ordinary shares subject to redemption (interest earned trust account)	1,787,764	—	—	—
Allocation of net income (loss)	1,517,405	(98,231)	—	(34,600)

Denominator:
Basic and diluted weighted average shares outstanding	20,000,000	7,266,667	—	6,666,667
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.01)	$—	$(0.01)

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Note 5 — Related Party Transactions

Founder Shares

On November 9, 2022, the Sponsor acquired 3,737,500 Class B ordinary share (“Founder Shares”) for an aggregate purchase price of $25,000. Founder Shares have been retroactively restated to reflect a share subscription and purchase agreement. On October 2, 2024, the Company issued 5,750,000 Founder Shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Founder Shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 founder shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters); subsequently, 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. Five institutional investors (none of which are affiliated with any member of management, the Sponsor or any other investor) (“non-voting sponsor investors”) purchased, indirectly, through the purchase of non-voting interests in our sponsor, an aggregate of 130,000 Non-Voting Private Placement Units at a price of $10.00 per unit ($1,300,000 in the aggregate). In connection with this indirect purchase, the Sponsor issued non-voting shares at a nominal purchaser price to the non-voting sponsor investors at the closing of the IPO, reflecting interests in an aggregate of 1,368,421 Founder Shares held by the Sponsor. On September 15, 2025, as a result of the underwriters’ over-allotment option expiring, a total of 1,000,000 Founder Shares were forfeited. The related share and per-share amounts presented in these financial statements have been retroactively adjusted to reflect this share forfeiture for all periods presented. On December 19, 2025, an affiliate of the Sponsor purchased all of the issued and outstanding Non-Voting Sponsor Shares, reflecting interest in an aggregate of 1,368,421 Founder Shares held by the Sponsor, from the non-voting sponsor investors.

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

Due to Related Party

Prior to the closing of the IPO, the Sponsor funded the Company’s transaction costs related to the IPO. As of March 31, 2026 and December 31, 2025, nil and $57,922 were outstanding, respectively; the amount is unsecured, interest-free and due on demand.

Promissory Note — Related Party

On December 9, 2022, the Sponsor has agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO (the “Note”). The Note is non-interest bearing, unsecured and was due at the earlier of (1) December 31, 2023, and (2) the closing of the IPO or (3) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On October 22, 2024, the Note was amended to extend the maturity date to the earlier of (1) June 30, 2025, and (2) the closing of the IPO or (3) the date on which the Company determines not to conduct an initial public offering of its securities, unless accelerated upon the occurrence of an Event of Default. On October 9, 2025, the Company subsequently repaid the Note in full. The Note was terminated after the repayment. As of March 31, 2026 and December 31, 2025, there was nil outstanding under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

Business Combination Agreement

On November 26, 2025, the Company entered into the Business Combination Agreement with Merger Sub, and Enhanced. The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur, following the Acquiror Domestication (as defined below):

●	at the Closing, upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the Cayman Companies Act and the TBOC, Merger Sub will merge with and into Enhanced, the separate corporate existence of Merger Sub will cease and Enhanced will be the surviving company and a wholly owned subsidiary of the Company and immediately following the First Merger, Enhanced will merge with and into the Company, the separate corporate existence of Enhanced will cease and the Company will be the surviving corporation; and

●	as a result of the Mergers, among other things, all outstanding shares of common stock (inclusive of shares of converted preferred stock and issuable in respect of the SAFE financing described below) of Enhanced immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive, except with respect to (i) any shares of common stock of Enhanced subject to options or consultant awards, (ii) any shares of common stock of Enhanced held in the treasury of Enhanced, which treasury shares will be cancelled as part of the First Merger, and (iii) any shares of common stock of Enhanced held by shareholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the applicable provisions of the Cayman Companies Act, a number of shares of A Paradise Domesticated Class A Common Stock (as defined below), as adjusted in accordance with the Business Combination Agreement and as further described therein. In addition, at the First Merger, the Class B Holders will be issued a number of shares of the Company’s Class B ordinary shares such that, immediately after the Closing, the Class B Holders will have at least 95% of the voting power of the capital stock of the surviving corporation on a fully-diluted basis.

The Board has unanimously (i) approved and declared advisable the Business Combination Agreement, the Enhanced Business Combination and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Business Combination Agreement and related matters by the shareholders of the Company.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the TBOC, the BVI Act, and the Company’s memorandum and articles of association, the Company will effect a deregistration under the BVI Act and a domestication under the TBOC (by means of filing a certificate of conversion and certificate of formation with the Secretary of State of the State of Texas), pursuant to which the Company’s jurisdiction of incorporation will be changed from the British Virgin Islands to the State of Texas. Upon the effective time of the Acquiror Domestication, the Company will change its name to “Enhanced Group Inc.”

Immediately prior to the effective time of the Acquiror Domestication, each then issued and outstanding Class B ordinary share of the Company will convert automatically, on a one-for-one basis, into one share of the Converted Acquiror Class A Common Stock. At the effective time of the Acquiror Domestication, (a) each then issued and outstanding Class A ordinary share of the Company (including the Converted Acquiror Class A Common Stock) will convert automatically, on a one-for-one basis, into a share of the Company’s Class A common stock, par value $0.0001 per share, of the Company (after the Acquiror Domestication); (b) the Company will authorize a new class of Class B common stock, par value $0.0001 per share, the terms of which will provide, among other things, that each share of Domesticated Acquiror Class B Common Stock will carry ten votes; (c) each then issued and outstanding BVI Acquiror Unit will convert automatically into a domesticated Acquiror unit representing one share of Domesticated Acquiror Class A Common Stock and a right to receive one-eighth of one share of Domesticated Acquiror Class A Common Stock at the Closing; and (d) each then issued and outstanding BVI Acquiror Right will convert automatically into a domesticated Acquiror right, with each domesticated Acquiror right representing the right to receive one-eighth of one Domesticated Acquiror Class A Common Stock at the Closing.

The Business Combination Agreement contains customary representations, warranties and covenants of the parties thereto. The consummation of the Enhanced Business Combination is subject to certain conditions as further described in the Business Combination Agreement.

A Paradise Holder Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into an acquiror holder support agreement, dated as of November 26, 2025 (the “A Paradise Holder Support Agreement”), with Enhanced and the Sponsor (the “Major A Paradise Shareholder”). Under the A Paradise Holder Support Agreement, the Major A Paradise Shareholder agrees that, among other things, (i) the Major A Paradise Shareholder will not to sell or transfer their shares until the earlier to occur of the effective time of the Second Merger and the termination of the Business Combination Agreement, and (ii) that at any meeting of the shareholders and in any action by written consent of the shareholders, the Major A Paradise Shareholder will vote all of its shares for the Enhanced Business Combination and related transactions.

Enhanced Holder Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into the Enhanced holders support agreement, dated as of November 26, 2025 (the “Enhanced Holder Support Agreement”), with certain shareholders of Enhanced (the “Major Enhanced Stockholders”) and Enhanced. Under the Enhanced Holder Support Agreement, the Major Enhanced Stockholders agree, among other things, not to sell or transfer their shares until the earlier to occur of the effective time of the Second Merger and the termination of the Business Combination Agreement, and that at any meeting of the shareholders and in any action by written consent of the shareholders, such Major Enhanced Stockholders will vote all of their shares for the Enhanced Business Combination and related transactions.

Note 7 — Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares with no par value. As of March 31, 2026 and December 31, 2025, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares with no par value. As of March 31, 2026 and December 31, 2025, there were 600,000 Class A ordinary shares outstanding, excluding 20,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares with no par value. On November 9, 2022, the Company issued 3,737,500 shares of Class B ordinary share to the Sponsor. The Class B ordinary shares have been retroactively restated to reflect a share subscription and purchase agreement. On October 2, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000 and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. On May 19, 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 Class B ordinary shares (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the Class B ordinary shares were repurchased by the Company for an aggregate purchase price of $25,000. On September 15, 2025, as a result of the expiration of the underwriters’ over-allotment option, a total of 1,000,000 Class B ordinary shares were forfeited. As of March 31, 2026 and December 31, 2025, there were 6,666,667 shares of Class B ordinary shares issued and outstanding. Shares have been retroactively adjusted to reflect this share forfeiture for all periods presented.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution right, share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in the Company’s amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of all ordinary shares issued and outstanding upon completion of the IPO, including pursuant to the Over-Allotment Option, plus all Class A ordinary shares issued or deemed issued, or issuable upon the conversion or exercise of any equity-linked securities issued or deemed issued in connection with or in relation to the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company.

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

Rights — As of March 31, 2026 and December 31, 2025, there were 20,000,000 rights outstanding, respectively. Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one eighth (1/8) of one Class A ordinary share upon consummation of the Company’s initial business combination, even if the holder of such right redeemed all Class A ordinary shares held by it in connection with the initial business combination. In the event that the Company will not be the surviving company upon completion of its initial business combination, each holder of a right will be required to affirmatively convert its right in order to receive the one eighth (1/8) of one Class A ordinary share underlying each right upon consummation of the business combination (without paying additional consideration). The Company will not issue fractional shares in connection with an exchange of right. As a result, holders must hold rights in multiples of eight (8) in order to receive Class A ordinary shares for all such rights upon closing of a business combination. The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2026	(level 1)	(level 2)	(level 3)
Assets
Investments held in Trust Account	$205,105,918	$205,105,918	—	—

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2025	(level 1)	(level 2)	(level 3)
Assets
Investments held in Trust Account	$203,318,154	$203,318,154	—	—

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

	For the three months ended March 31,
	2026	2025
General and administrative and legal and professional expenses	$374,239	$34,600
Interest earned on investments held in Trust Account	$1,787,764	$—

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

Note 10 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

In connection with the initial Business Combination, the Company, Enhanced and Merger Sub have filed a registration statement on Form S-4, which was declared effective by the SEC on April 10, 2026, and which includes a proxy statement/prospectus (as amended or supplemented from time to time, the “Proxy Statement/Prospectus”) relating to the initial Business Combination.

On May 1, 2026, the Company convened its extraordinary general meeting of the shareholders (the “EGM”) at which the shareholders voted on the proposals described in detail in the proxy statement/prospectus filed by the Company with the SEC on April 10, 2026 (the “Proxy Statement”), which was first mailed by the Company to its shareholders on or about April 10, 2026.

As of April 2, 2026, the record date for the EGM, there were 27,266,667 ordinary shares outstanding and entitled to vote. At the EGM, there were 21,072,603 ordinary shares voted by proxy or in person, representing 77.28% of the total ordinary shares as of the record date, and constituting a quorum for the transaction of business. The shareholders approved the Business Combination Proposal, the Domestication Proposal, each of the Organizational Documents Proposals, the Director Election Proposal, the Stock Issuance Proposal, the Founder Plan Proposal, the Omnibus Incentive Plan Proposal, and the ESPP Proposal.

In connection with the EGM, an aggregate of 19,615,531 Class A ordinary Shares were tendered for redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “APAD”, “our”, “we,” “us” or the “Company” refer to A Paradise Acquisition Corp. References to our “management” or our “management team” refer to our officers, and references to the “Sponsor” refer to A SPAC IV (Holdings) Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “seek,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “seek” and variations, including the negative of such terms, and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of an initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”) which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 9, 2026 and the Company’s final prospectus for its initial public offering filed with the SEC on July 30, 2025 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On November 26, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with A Paradise Merger Sub I, Inc., a Cayman Islands exempted company and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Enhanced Ltd, a Cayman Islands exempted company with limited liability (“Enhanced”). In connection with the initial Business Combination, the Company, Enhanced and Merger Sub have filed a registration statement on Form S-4, which was declared effective by the SEC on April 10, 2026, and which includes a proxy statement/prospectus (as amended or supplemented from time to time, the “Proxy Statement/Prospectus”) relating to the initial Business Combination. The Company will call a special meeting of shareholders to be held on May 1, 2026 in order to vote on the proposals described in the Proxy Statement/Prospectus.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 9, 2022 (inception) through March 31, 2026 have been limited to organizational activities as well as activities related to the Initial Public Offering, and subsequent to the IPO, identifying a target company for a Business Combination, entering into the business combination agreement described above, and proceeding toward completion of the Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2026, we had a net income of $1,419,174, which consisted of total interest income of $1,793,413, partially offset by general and administrative expenses of $374,239. For the three months ended March 31, 2025, we had net loss of $34,600, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

As previously disclosed on a Current Report on Form 8-K filed with the SEC on July 31, 2025, on July 31, 2025, the Company consummated the IPO of 20,000,000 Units. Each Unit consists of one Public Share and one Public Right to receive one-eighth of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000. The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, which expired unexercised on September 12, 2025. The total aggregate issuance of the Company of 20,000,000 Units at a price of $10.00 per Unit resulted in a total gross proceeds of $200,000,000. On September 15, 2025, the Sponsor forfeited 1,000,000 Founder Shares for no consideration as the underwriters of the IPO did not exercise the over-allotment option.

As previously disclosed on a Current Report on Form 8-K filed with the SEC on July 31, 2025, on July 31, 2025, simultaneously with the closing of the IPO, the Company consummated the private placement of 600,000 Private Placement Units to the Sponsor and the underwriters at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000.

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

As of March 31, 2026, we had cash of $428,394 and a working capital deficit of $4,227. The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and total advances from the Sponsor of $57,922 to cover certain offering costs, as well as a loan under an unsecured promissory note from the Sponsor of $300,000. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Business Combination Agreement

On November 26, 2025, the Company entered into the Business Combination Agreement with Merger Sub and Enhanced. The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Business Combination Agreement, the “Enhanced Business Combination”), following the Acquiror Domestication (as defined below):

●	(i) at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions of the Business Combination Agreement and in accordance with the Companies Act (as revised) of the Cayman Islands (“Cayman Companies Act”) and the Texas Business Organizations Code (“TBOC”), (x) Merger Sub will merge with and into Enhanced, the separate corporate existence of Merger Sub will cease and Enhanced will be the surviving company and a wholly owned subsidiary of the Company (the “First Merger”) and (y) immediately following the First Merger, Enhanced will merge with and into the Company, the separate corporate existence of Enhanced will cease and the Company will be the surviving corporation (the “Second Merger” and, together with the First Merger, the “Mergers”); and

●	(ii) as a result of the Mergers, among other things, all outstanding shares of common stock (inclusive of shares of converted preferred stock and issuable in respect of the SAFE financing described below) of Enhanced immediately prior to the effective time of the First Merger will be cancelled in exchange for the right to receive, except with respect to (i) any shares of common stock of Enhanced subject to options or consultant awards, (ii) any shares of common stock of Enhanced held in the treasury of Enhanced, which treasury shares will be cancelled as part of the First Merger, and (iii) any shares of common stock of Enhanced held by shareholders who have perfected and not withdrawn a demand for appraisal rights pursuant to the applicable provisions of the Cayman Companies Act, a number of shares of A Paradise Domesticated Class A Common Stock (as defined below), as adjusted in accordance with the Business Combination Agreement and as further described therein. In addition, at the First Merger, certain holders designated by Apeiron Investment Group Limited (the “Class B Holders”) will be issued a number of shares of the Company’s Class B ordinary shares such that, immediately after the Closing, the Class B Holders will have at least 95% of the voting power of the capital stock of the surviving corporation on a fully-diluted basis.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the TBOC, the BVI Business Companies Act, 2004 (the “BVI Act”), and the Company’s memorandum and articles of association, the Company will effect a deregistration under the BVI Act and a domestication under the TBOC (by means of filing a certificate of conversion and certificate of formation with the Secretary of State of the State of Texas), pursuant to which the Company’s jurisdiction of incorporation will be changed from the British Virgin Islands to the State of Texas (the “Acquiror Domestication”). Upon the effective time of the Acquiror Domestication, the Company will change its name to “Enhanced Group Inc.”

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

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on November 28, 2025 and is incorporated by reference herein.

A Paradise Holder Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into an acquiror holder support agreement, dated as of November 26, 2025 (the “A Paradise Holder Support Agreement”), with Enhanced and the Sponsor (the “Major A Paradise Shareholder”). Under the A Paradise Holder Support Agreement, the Major A Paradise Shareholder agrees that, among other things, (i) the Major A Paradise Shareholder will not to sell or transfer their shares until the earlier to occur of the effective time of the Second Merger and the termination of the Business Combination Agreement, and (ii) that at any meeting of the shareholders and in any action by written consent of the shareholders, the Major A Paradise Shareholder will vote all of its shares for the Enhanced Business Combination and related transactions.

Enhanced Holder Support Agreement

In connection with the execution of the Business Combination Agreement, the Company entered into the Enhanced holders support agreement, dated as of November 26, 2025 (the “Enhanced Holder Support Agreement”), with certain shareholders of Enhanced (the “Major Enhanced Stockholders”) and Enhanced. Under the Enhanced Holder Support Agreement, the Major Enhanced Stockholders agree, among other things, not to sell or transfer their shares until the earlier to occur of the effective time of the Second Merger and the termination of the Business Combination Agreement, and that at any meeting of the shareholders and in any action by written consent of the shareholders, such Major Enhanced Stockholders will vote all of their shares for the Enhanced Business Combination and related transactions.

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

Critical Accounting Estimates

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 9, 2022, 3,737,500 Class B ordinary shares were issued to A SPAC IV (Holdings) Corp. (the “Sponsor”) for $25,000. On October 2, 2024, A Paradise Acquisition Corp. (the “Company”) issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, and immediately repurchased the 3,737,500 initial shares from the Sponsor for $25,000, resulting in 5,750,000 Class B ordinary shares outstanding after the repurchase. In May 2025, the Sponsor paid $25,000, or approximately $0.003 per share, in exchange for 7,666,667 Class B ordinary shares (“founder shares”) (of which an aggregate of up to 1,000,000 shares are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters), and subsequently 5,750,000 of the founder shares were repurchased by the Company for an aggregate purchase price of $25,000. As a result of the underwriters’ option not to exercise the over-allotment option, a total of 1,000,000 founder shares were forfeited on September 15, 2025. The foregoing issuance of securities was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The registration statement (the “Registration Statement”) for the Company’s initial public offering (the “IPO”) was declared effective on July 29, 2025. As previously disclosed on a Current Report on Form 8-K filed with the SEC on July 31, 2025, on July 31, 2025, the Company consummated the IPO of 20,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share (“Public Share”) and one right (“Public Right”) to receive one-eighth of one Class A ordinary share upon the consummation of an initial business combination (the “Business Combination”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000.

As previously disclosed on a Current Report on Form 8-K filed with the SEC on July 31, 2025, on July 31, 2025 and in connection with the IPO, the Company consummated (i) the purchase by the Sponsor of 400,000 private placement units (the “Sponsor Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, and (ii) the purchase by Cohen and Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”) of 200,000 private placement units (the “Underwriter Private Placement Units” and together with the Sponsor Placement Units, the “Private Placement Units”) on a private placement basis that occurred simultaneously with the consummation of the IPO, at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000. The Private Placement Units are identical to the units sold in the IPO except that, so long as they are held by the Sponsor or its permitted transferees, (i) they will not be redeemable by the Company, and (ii) they (including the Class A ordinary shares issuable upon conversion of the private placement rights) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until the completion of the Company’s initial Business Combination.

As of July 31, 2025, a total of $200,000,000 ($10.00 per unit) of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee. The funds placed in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the IPO and the private placement will not be released from the Trust Account the earlier to occur of (i) the completion of the initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the 24 months from the closing of the IPO (the “completion window”) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within the completion window, subject to applicable law and as further described in the Registration Statement. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the public shareholders.

Transaction costs amounted to $12,645,418 consisting of $4,000,000 of cash underwriting fee which was paid in cash at the closing date of the IPO, $8,000,000 of deferred underwriting fee, and $645,418 of other offering costs. At the IPO date, cash of $1,848,460 was held outside of the Trust Account and was available for the payment of the promissory note, payment of accrued expenses and for working capital purposes.

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

A PARADISE ACQUISITION CORP.

Date: May 4, 2026	By:	/s/ Claudius Tsang
	Name:	Claudius Tsang
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman
(Principal Executive Officer and Principal Financial and Accounting Officer)