Form 10-Q
period 2026-06-30
Enhanced Group Inc.
filed 2026-08-14
CIK 1956439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number: 001-42769
______________________________
Enhanced Group Inc.
(Exact name of registrant as specified in its charter)
________________________________

Texas	42-2394886
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

169 Madison Ave, Suite 15101 New York, NY	10016
(Address of principal executive offices)	(Zip Code)
(929) 357-2672
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ENHA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o   No ☒

As of August 13, 2026, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 128,972,162 and 258,837,933, respectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding future events and the future results of Enhanced Group Inc. and its subsidiaries (collectively, “Enhanced Group” or the “Company” and “we,” “us,” and “our”). This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When Enhanced Group discusses its strategies or plans, it is making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by, and information currently available to Enhanced Group’s management.
These statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties, and other factors may include, for example, the following:
•Enhanced Group’s need for additional capital to support growth and the availability of such capital on economically favorable terms;
•potential dilution from future equity issuances or other financings;
•fixed prices under the Sponsor Equity Agreement (as defined under “Risk Factors” in Part II, Item 1A. of this Report) differing materially from market value at exercise;
•management’s broad discretion over the use of proceeds from the Business Combination and the Private Placement (as those terms are defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Report);
•expectations for future operating and financial results and market growth relying on Enhanced Group’s assumptions and analyses;
•Enhanced Group’s Board of Directors’ and management’s limited experience overseeing and operating a public company;
•the increased costs associated with the additional regulations and requirements as a result of becoming a public company;
•Enhanced Group’s expectations for its business given its limited operating history and minimal revenues and the success and timing of future planned live events;
•Enhanced Group’s ability to build and sustain audience, sponsor and media demand for enhancement-based competition and related products;
•Enhanced Group’s dependence on the performance of athletes under contract with Enhanced Group who, either in training or in competition, take Performance-Enhancing Substances which are included in the World Anti-Doping Agency ‘List of prohibited Substances and Methods’ (“Enhanced Athletes”) and acceptance of performance enhancement substances. We define “Performance-Enhancing Substance” as any pharmacologically, biologically, metabolically, or otherwise physiologically active ingredient or compound, considered in isolation and without regard to any specific formulation, manufacturing process, dosage form, or route of administration, that is intended or reasonably expected to alter, modulate, or influence human physiological function, performance capacity, recovery processes, or biological adaptation that directly or indirectly improves, maintains, restores, or modifies human physical, physiological, neurological, or metabolic capacity in a manner intended or reasonably expected to (i) improve athletic performance, training capacity, recovery, or adaptation to physical exertion; or (ii) preserve, delay the decline of, or restore functional capacity, musculoskeletal integrity, metabolic efficiency, or physiological resilience associated with aging, injury, disease, or physical stress. Performance-Enhancing Substances include, without limitation: (a) endogenous compounds occurring naturally within the human body that are extracted, synthesized, or bioidentically manufactured for exogenous administration in tailored dosages to augment, regulate, or preserve physiological function; and (b) synthetic or biosynthetic compounds designed to mimic, amplify, or modify the biological effects of endogenous substances or physiological mechanisms;
•the development and monetization of the Live Enhanced platform;
•Enhanced Group’s ability to grow market share in its existing markets or any new markets it may enter;
•Enhanced Group’s ability to respond to general economic conditions, particularly reduced public interest in competitive sports or in the telehealth industry;
•Enhanced Group’s ability to manage event postponements, cancellations, or material modifications;
•insurance market limitations, exclusions, and increases;
•Enhanced Group’s ability to manage regulatory compliance, and expand internationally while operating under evolving sports, health, and data-privacy regulations;
•Enhanced Group’s ability to avoid liability or adverse health outcomes at events or in connection with the Live Enhanced platform;
•Enhanced Group’s ability to avoid litigation and regulatory proceedings from incumbent sports organizations, competitors, and regulators;
•Enhanced Group’s ability to comply with evolving data protection, privacy and information security laws and industry standards;
•Enhanced Group’s share structure that concentrates voting power;
•Enhanced Group’s status as a “controlled company” under New York Stock Exchange (“NYSE”) rules and its ability to rely on exemptions from certain corporate governance requirements;
•Enhanced Group’s dual-class voting structure and its effect on the potential eligibility of Class A common stock for inclusion in stock market indices and for investment by certain institutional investors;
•the risk of shareholder litigation and regulatory litigation and the resulting costs and diversion of management’s attention;
•the risks and uncertainties associated with Enhanced Group’s having become a public reporting company through the Business Combination rather than a traditional underwritten initial public offering, including the absence of an independent underwriter due diligence process and the conflicts of interest of A SPAC IV (Holdings) Corp., a BVI business company (the “Sponsor”);
•the risk that registering shares for resale and the exercise of registration rights under registration rights agreements may adversely affect the market price of Enhanced Group’s securities;
•Enhanced Group’s public securities’ potential liquidity and trading;
•Enhanced Group’s success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•Enhanced Group’s ability to build, operate under and maintain or improve their unproven business model;
•Enhanced Group’s ability to realize its expectations regarding the development and long-term expansion of the business of Enhanced Group;
•Enhanced Group’s ability to achieve and maintain profitability in the future;
•Enhanced Group’s ability to maintain, expand and be successful in strategic relationships with third parties and partners;
•potential adverse reactions or changes in relationships with athletes, partners, sponsors, distributors, and regulators;

•Enhanced Group’s ability to remediate existing material weaknesses and implement and maintain an effective system of internal controls over financial reporting;
•Enhanced Group’s ability to develop new services, events, products, features and functionality that meet market needs and achieve market acceptance;
•Enhanced Group’s ability to attract, retain, identify and hire individuals, key management and medical personnel for the roles they seek to fill and staff operations appropriately;
•Enhanced Group’s ability to maintain, protect, assert, and enhance intellectual property rights; and
•other factors detailed under the section entitled “Risk Factors,” in Part II, Item 1A. of this Report.
The forward-looking statements contained in this Report are based on current expectations and beliefs concerning future developments and potential effects on Enhanced Group. There can be no assurance that future developments affecting Enhanced Group will be those that Enhanced Group has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of Enhanced Group) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section entitled “Risk Factors” in Part II, Item 1A. of this Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Enhanced Group undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
You should be aware that the occurrence of the events described in the “Risk Factors” section in Part II, Item 1A. of this Report and elsewhere in this Report may adversely affect us.
Website and Social Media Disclosure
The Company may use its website and/or social media outlets, such as LinkedIn, Instagram, TikTok, YouTube, Facebook and X, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://investors.enhanced.com, its LinkedIn page at https://www.linkedin.com/company/enhanced-games/, its Instagram page at https://www.instagram.com/enhanced_games/, its TikTok page at https://www.tiktok.com/@enhanced_games, its Youtube page at https://www.youtube.com/@enhanced_games1, its Facebook page at https://www.facebook.com/enhancedgames1/, and its X page at https://x.com/enhanced_games. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Email Alerts” section under the “Resources” section at https://investors.enhanced.com.
The contents of the Company’s website, including those referenced above and elsewhere in this report, are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document Enhanced Group has or in the future may file with, or furnish to, the SEC, and any references to the Company’s websites are intended to be inactive textual references only.

SUMMARY RISK FACTORS
Investing in our Class A common stock involves numerous risks, including the risks described in “Part II, Item 1A. Risk Factors” of this Report. Some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects include, but are not limited to:
Risks relating to financial and capital needs, including:
• Enhanced Group will need to raise additional capital to support its growth initiatives, and such capital may not be available on economically favorable terms, if at all.
• Any future equity offerings or other financing arrangements, options, top-up awards and/or warrant exercises may dilute shareholders’ ownership and adversely affect the market price of the Class A common stock.
• Enhanced Group expects the Tranche 3 Closing (as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Report) to close shortly, but will require additional capital beyond the resulting proceeds to fund its operations.
Risks relating to operating as a public company, including:
• Enhanced Group’s Board of Directors and management have limited public-company experience and may face challenges building an experienced, independent board.
• Enhanced identified material weaknesses in its internal control over financial reporting prior to the Business Combination, and if Enhanced Group cannot effectively remediate them, experiences additional weaknesses, or otherwise fails to maintain effective internal controls, Enhanced Group may be unable to accurately report its financial condition or results of operations.
• Enhanced Group incurred increased costs and became subject to additional regulations and requirements as a result of becoming a public company.
Risks relating to the business model, commercial operations and operating market, including:
• Enhanced Group has an unproven business model, limited operating history and a lack of revenue, and it is difficult to evaluate Enhanced Group’s prospects.
• The market for Enhanced Group’s sporting events and related products is unproven, and demand may not develop or be sustained, adversely affecting its business and results.
• Aspects of Enhanced Group’s business may be viewed as controversial, which could subject it to increased scrutiny, negative publicity and reputational harm and could adversely affect its business.
• The controversial nature of Enhanced Group’s business may limit analyst coverage and institutional investor participation, which could adversely affect the trading price and liquidity of its securities.
• Geopolitical instability and armed conflict in the Middle East could disrupt Enhanced Group’s activities in the U.A.E., which could adversely affect its business.
Risks relating to legal and regulatory obligations:
• Evolving laws and regulations on Performance-Enhancing Substances, sporting rules and related licensing could materially affect Enhanced Group’s ability to stage events and operate its business.
• International expansion would expose Enhanced Group to complex and evolving laws, and failure to secure or maintain required approvals could prevent it from staging events or offering services abroad.
• Injuries or adverse health outcomes at events or through the Live Enhanced platform could expose Enhanced Group to significant liability, regulatory scrutiny and reputational harm.

• Enhanced Group may face litigation and regulatory challenges from incumbent sports bodies, competitors and regulators that could delay or prevent events, force changes to its business model, or harm its financial condition and reputation.
• Any actual or alleged non-compliance with existing laws, regulations, sporting rules, permits or safety requirements applicable to the Enhanced Games, athlete participation in the Enhanced Games, Live Enhanced or the Company’s clinical research study could materially adversely affect Enhanced Group’s business, financial condition and results of operations.
Risks relating to health, safety, and ethics of operations, including:
• Enhanced Group’s business depends on the continued service of experienced management and specialized medical talent, and its growth requires it to attract and retain additional qualified personnel.
• Allowing athletes to use Performance-Enhancing Substances, even if U.S. Food and Drug Administration (“FDA”)-regulated, poses health, quality-control and regulatory risks that could result in injury, litigation and reputational harm.
• Ethical and public-perception risks regarding Performance-Enhancing Substance use in competitions could reduce participation and viewership, deter partners, prompt increased regulation and materially harm Enhanced Group’s business.
Risks relating to competition and industry opposition, including:
• Enhanced Group faces intense competition from established sports organizations and other entertainment providers. This increased competition could reduce demand for the Enhanced Games and Enhanced Group’s other products and services.
• Bans or sanctions by traditional sports organizations could deter athletes and key talent, diminishing event appeal and harming Enhanced Group’s business.
• If venues, broadcasters, sponsors or key providers withdraw or refuse to work with Enhanced Group due to pressure, regulation or reputational concerns, its events could be delayed or canceled and its business materially harmed.
• Coordinated actions by sports federations, anti-doping and public-health bodies, and advocacy groups could lead to restrictions that limit Enhanced Group’s operations, increase costs, damage its reputation and impede growth.
Risks relating to share class structure, including:
• Enhanced Group’s dual-class share structure concentrates voting power and may adversely affect governance and share value.
• Apeiron Investment Group Limited (“Apeiron”)’s existing supermajority ownership and rights under that certain separate agreement, dated November 26, 2025, between Apeiron and the Sponsor governing their equity arrangements in connection with the Business Combination (the “Sponsor Equity Agreement”) may further strengthen its influence over Enhanced Group.
• Enhanced Group’s dual-class voting structure may render its Class A common stock ineligible for inclusion in certain stock market indices, and thus adversely affect the trading price and liquidity of its Class A common stock.
• Because Enhanced Group is a “controlled company” as defined in the NYSE listing standards, its shareholders may not have protection of certain corporate governance requirements which otherwise are required by NYSE’s rules.

Part I - Financial Information
Item 1. Financial Statements

Enhanced Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,606,246	$25,253,578
Deposit assets	—	597,011
Deferred offering costs	—	3,987,901
Contract asset	15,524,405	—
Prepaid expenses and other assets	2,408,654	436,750
Total current assets	37,539,305	30,275,240
OTHER ASSETS:
Deposit assets, long-term	—	1,360,004
Equipment, net	7,793,770	433,804
Intangible assets, net	30,000	30,000
TOTAL ASSETS	$45,363,075	$32,099,048
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Simple Agreements for Future Equity	$—	$29,660,667
Accounts payable and accrued expenses	40,104,305	2,991,524
Deposit liabilities	—	476,253
Other current liabilities	2,197,595	18,896
Total liabilities	42,301,900	33,147,340
Commitments and contingencies (Note 12)
STOCKHOLDERS' EQUITY (DEFICIT):
Class A Common Stock, $0.0001 par value, 310,000,000 shares authorized as of June 30, 2026 and 126,315,883 shares authorized as of December 31, 2025, respectively; 128,972,162 shares issued and outstanding as of June 30, 2026 and 107,999,991 shares issued and outstanding as of December 31, 2025, respectively.	12,898	10,800
Class B Common Stock, $0.0001 par value, 330,000,000 shares authorized as of June 30, 2026; 258,837,933 shares issued and outstanding as of June 30, 2026 and nil shares issued and outstanding as of December 31, 2025	25,884	—
Additional paid-in capital	113,437,497	30,981,684
Accumulated deficit	(110,415,104)	(32,040,776)
Total stockholders' equity (deficit)	3,061,175	(1,048,292)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$45,363,075	$32,099,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Enhanced Group Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$17,700,179	$—	$17,702,934	$—
Operating expenses:
Games, athletes and event operating costs	52,037,131	643,976	59,719,058	1,742,950
Selling, general and administrative expenses	16,640,449	2,194,116	23,840,565	4,388,828
Transaction expenses	10,877,007	265,783	12,522,367	320,156
Depreciation	69,207	995	85,868	1,193
Total operating expenses	79,623,794	3,104,870	96,167,858	6,453,127
Loss from operations	(61,923,615)	(3,104,870)	(78,464,924)	(6,453,127)
Other income (expenses):
Interest income and other expense, net	(21,283)	93,836	90,594	133,874
Total other income (expenses), net	(21,283)	93,836	90,594	133,874
Loss before income taxes	(61,944,898)	(3,011,034)	(78,374,330)	(6,319,253)
Net loss and comprehensive loss	$(61,944,898)	$(3,011,034)	$(78,374,330)	$(6,319,253)
Net loss per share, basic and diluted	$(0.53)	$(0.03)	$(0.69)	$(0.06)
Weighted-average shares of common stock, basic and diluted	117,748,175	102,206,153	112,901,012	100,495,425
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Enhanced Group Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
For the Three and Six Months Ended June 30, 2026

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2025, as previously reported	3,973,369	$26,854,552	10,233,183	$102	—	$—	$4,137,830	$(32,040,776)	$(27,902,844)
Conversion of shares due to reverse recapitalization	(3,973,369)	(26,854,552)	97,766,808	10,698	—	—	26,843,854	—	26,854,552
Balance, December 31, 2025, as adjusted for effects of reverse recapitalization	—	$—	107,999,991	$10,800	—	—	$30,981,684	$(32,040,776)	$(1,048,292)
Stock-based compensation	—	—	—	—	—	—	727,472	—	727,472
Net loss	—	—	—	—	—	—	—	(16,429,430)	(16,429,430)
Balance as of March 31, 2026	—	$—	107,999,991	10,800	—	—	$31,709,156	$(48,470,206)	$(16,750,250)
SAFEs conversion to common stock	—	—	4,001,682	400	—	—	40,001,609	—	40,002,009
Shares issued for services in Business Combination	—	—	315,000	32	—	—	2,066,200	—	2,066,232
Reverse recapitalization, net of offering costs of $3,038,332	—	—	10,228,756	1,023	—	—	(1,023)	—	—
Issuance of Class B Common Stock	—	—	—	—	258,837,933	25,884	(25,884)	—	—
Issuance of shares related to Private Placement Financing, net of issuance costs	—	—	6,426,733	643	—	—	23,403,085	—	23,403,728
Stock-subscription deposit of Private Placement	—	—	—	—	—	—	8,499,950	—	8,499,950
Stock-based compensation	—	—	—	—	—	—	7,784,404	—	7,784,404
Net loss	—	—	—	—	—	—	—	(61,944,898)	(61,944,898)
Balance, June 30, 2026	0	$—	128,972,162	$12,898	258,837,933	25,884	$113,437,497	$(110,415,104)	$3,061,175

For the Three and Six Months Ended June 30, 2025

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2024, as previously reported	2,579,168	$7,504,644	10,000,000	$100	—	$—	$128,188	$(5,379,099)	$(5,250,811)
Conversion of shares due to reverse recapitalization	(2,579,168)	(7,504,644)	85,628,414	9,463	—	—	7,495,181	—	7,504,644
Balance, December 31, 2024, as adjusted for effects of reverse recapitalization	—	$—	95,628,414	$9,563	—	—	$7,623,369	$(5,379,099)	$2,253,833
Issuance of Class A common stock and warrants	—	—	3,137,276	314	—	—	5,814,293	—	5,814,607
Net loss	—	—	—	—	—	—	—	(3,308,219)	(3,308,219)
Balance as of March 31, 2025	—	$—	98,765,690	$9,877	—	—	$13,437,662	$(8,687,318)	$4,760,221
Issuance of Class A common stock and warrants	—	—	1,667,777	167	—	—	3,146,969	—	3,147,136
Warrant exercise	—	—	1,772,686	177	—	—	2,155	—	2,332
Net loss	—	—	—	—	—	—	—	(3,011,034)	(3,011,034)
Balance as of June 30, 2025	—	$—	102,206,153	$10,221	—	$—	$16,586,786	$(11,698,352)	$4,898,655
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Enhanced Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Operating Activities
Net loss	$(78,374,330)	$(6,319,253)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	8,511,876	—
Deferred offering cost write off	4,052,804	—
Shares issued for services in Business Combination	2,066,232	—
Depreciation expense	85,868	1,193
Changes in operating assets and liabilities
Accounts payable and accrued expenses	33,509,793	(1,033,356)
Deposit liabilities	(476,253)	—
Other current liabilities	2,178,699	9,589
Deposit assets	1,957,015	(145,000)
Prepaid expenses and other current assets	(17,496,309)	(19,077)
Net cash used in operating activities	(43,984,605)	(7,505,904)
Investing Activities
Purchases of equipment	(5,235,826)	(19,959)
Capitalized internal use software	(2,210,008)	—
Net cash used in investing activities	(7,445,834)	(19,959)
Financing Activities
Proceeds from issuance of Simple Agreements for Future Equity	10,341,342	—
Proceeds from issuance of preferred stock and warrants	—	8,961,743
Proceeds from Warrant exercise	—	2,333
Proceeds from SPAC transaction	3,038,332	—
Proceeds from issuance of Private Placement	24,999,991	—
Stock-subscription deposit of Private Placement	8,499,950	—
Proceeds from working capital note	11,750,000	—
Principal repayment of working capital note	(11,750,000)	—
Payment of offering costs	(1,096,508)	—
Net cash provided by financing activities	45,783,107	8,964,076
(Decrease) Increase in cash and cash equivalents	(5,647,332)	1,438,213
Cash and cash equivalents, at beginning of period	25,253,578	4,018,226
Cash and cash equivalents, at end of period	$19,606,246	$5,456,439

Supplemental disclosures of non-cash activities:
Conversion of Simple Agreements for Future Equity to common stock	$40,002,009	$—
Offering costs included in accounts payable and accrued expenses	4,071,580	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Enhanced Group Inc.
Notes to Condensed Consolidated Financial Statements
1. Nature of the Business
Enhanced Group Inc. (the "Company" or "Enhanced") is a growth-stage company operating within the sports entertainment, performance technology, and consumer wellness markets. The Company operates under the "Enhanced" brand and is developing a portfolio of products and experiences that integrate athletic competition, scientific advancement, and consumer engagement.
The Company designs and produces the Enhanced Games, a multisport live event optimized for record-setting athletic performance, coupled with digital content distributed through various channels, social media, and streaming platforms.
The Company also operates Live Enhanced, a consumer wellness platform through which customers may access over-the-counter supplement blends and clinician-guided prescription-based hormone therapies, peptides, and longevity protocols provided through third-party telehealth service providers. Live Enhanced commenced full commercial operations in May 2026. Current product offerings include Stronger+ and Longer+.
The Company's primary activities include organizing live sporting events, producing and distributing related media content, and operating the Live Enhanced platform. The Company operates in one business segment.
On January 14, 2025, Enhanced US LLC, a Delaware limited liability company, was established and is a wholly owned subsidiary of Enhanced Group Inc. The purpose of this new entity is to support the Company’s expansion and operations in the U.S. market.
On November 18, 2025, Enhanced Emirates Limited, a limited liability company, was established in Abu Dhabi, United Arab Emirates, and is a wholly owned subsidiary of Enhanced Group Inc. The purpose of this new entity is to support the Company’s expansion of scientific advancement and consumer engagement.
Business Combination
On November 26, 2025, Enhanced Ltd., a Cayman Islands exempted company ("Enhanced" or the "Target Business") entered into a definitive business combination agreement (as amended, the "BCA" or “Business Combination Agreement”) with A Paradise Acquisition Corp. ("A Paradise," “APAD” or “Acquiror”) (NASDAQ: APAD), a special purpose acquisition company ("SPAC"), pursuant to which Enhanced Ltd. agreed to merge with A Paradise to become a publicly traded company.
On May 1, 2026, A Paradise convened its extraordinary general meeting of shareholders (the "Extraordinary General Meeting"). At the Extraordinary General Meeting, the shareholders approved the Business Combination Proposal.
On May 7, 2026, the Business Combination was consummated, and the combined company began trading as Enhanced Group Inc. on the NYSE under the symbol “ENHA” on May 8, 2026. In connection with consummation of the BCA, the Company issued shares to the SPAC sponsor (approximately $2.1 million), the outstanding Simple Agreements for Future Equity (“SAFEs”) converted into common stock (approximately $40.0 million), and the convertible preferred stock converted into common stock (approximately $26.9 million). See Note 3 for more information.
Liquidity and Ability to Continue as a Going Concern
The accompanying condensed consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.
The Company has incurred recurring losses since its inception, including a net loss of $61.9 million for the three months ended June 30, 2026 and $78.4 million for the six months ended June 30, 2026. The Company may not achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations.

Through June 30, 2026, the Company has financed its operations primarily from the sale of equity and convertible securities and, during the second quarter of 2026, through the completion of the Business Combination.
Based on the Company’s recurring losses from operations incurred since inception, expectations of continuing operating losses for the foreseeable future, and need to raise additional capital to finance its future operations, management has concluded that its current cash and cash equivalents are not sufficient to fund its operations, and there is substantial doubt about the Company’s ability to continue as a going concern within twelve months following the issuance of the condensed consolidated financial statements. If the Company is unable to raise additional capital in a sufficient amount or on acceptable terms, the Company may have to significantly delay, or scale back its operations. If the Company raises additional funds through the issuance of additional debt or equity securities, it could result in substantial dilution to its existing stockholders and increased fixed payment obligations, and these securities may have rights senior to those of the Company’s shares of common stock. Any of these events could significantly impact the Company’s business, financial condition, and prospects.
The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and have been prepared on a basis that assumes the Company will continue as a going concern.
Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies, including dependence on key personnel, compliance with applicable regulations governing telehealth, performance-enhancing substances, and direct-to-consumer health platforms, and the ability to secure additional capital to fund operations. The Company’s clinical research study, conducted under the Abu Dhabi Department of Health Institutional Review Board’s (“IRB”) approval and the oversight of the Abu Dhabi Department of Health, involves substances that are already approved and prescribed by licensed clinicians, and does not constitute a drug development program requiring FDA approval.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All intercompany transactions have been eliminated in consolidation. See Note 3 for more information about the accounting for the BCA and impact on the condensed consolidated financial statements. Certain prior period amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of June 30, 2026, and the condensed consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025 (collectively referred to as the “condensed consolidated financial statements”), and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of June 30, 2026 and the results of its operations for the three and six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the full year ending December 31, 2026, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2025 and 2024 included in its Form S-4 filed with the SEC on April 9, 2026.
Revenue
The Company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.
The Company's revenue comprises two primary streams:

Health and Wellness Products and Services – DTC Revenue. Revenue from online sales of non-prescription health and wellness products is recognized at a point in time upon transfer of control to the customer, which generally occurs upon delivery. The Company also offers prescription-based hormone therapy, peptide, and longevity protocols through arrangements with independently licensed third-party telehealth providers, who hold the clinical relationship with, and are responsible for prescribing to, the patient. Because the Company arranges for these clinical services to be provided by another party and does not control the service before it is transferred to the patient, the Company acts as an agent rather than a principal with respect to the clinical component of these arrangements under ASC 606, and recognizes the associated revenue on a net basis (the amount retained by the Company) over the applicable service period. Revenue from the related product component of these arrangements is recognized gross, at the point in time control of the product transfers to the customer, consistent with the Company's other non-prescription product sales.
Sponsorship and Media Partnership Revenue. The Company enters into multi-element sponsorship agreements with corporate partners of the Enhanced Games, providing a bundle of content, streaming, branding, activation, hospitality, and other event-related and ongoing rights. Management evaluates the promised goods and services in each arrangement and typically identifies two distinct performance obligations: (i) deliverables concentrated at or around a specific Event, which are recognized at the point in time, or over the short duration, that the Event-related deliverables are transferred, and (ii) ongoing brand association, exclusivity, and distribution rights, which are stand-ready obligations satisfied over time and recognized ratably over the contract term. Because standalone selling prices are not directly observable for these rights, the Company allocates the transaction price between the two performance obligations using an adjusted market assessment approach, informed by third party statistics of the event, relative audience and impression value, rate-card data, and comparable-transaction evidence, which requires management judgment.
Consideration under sponsorship agreements may be received in cash, in a fixed dollar amount of equity securities of the sponsor, or in the form of advertising, marketing, or other services provided by the sponsor. Non-cash consideration is measured at fair value at contract inception in accordance with ASC 606, rather than at the face or stated value of such consideration; that fair value determination often requires significant estimates and judgment, including as to the value of restricted or thinly-traded securities and of advertising or marketing inventory for which observable market rates may be limited. Where a sponsor's consideration is settled in the sponsor's equity securities, the Company records a receivable for the shares and, upon receipt, an investment in equity securities carried at fair value under ASC 321, separately from revenue. Because such arrangements are typically denominated as a fixed dollar amount to be settled in shares, subsequent changes in the sponsor's share price do not affect the transaction price recognized as revenue. Where a sponsor's consideration is received in the form of goods or services, the Company evaluates, in its capacity as a purchaser of those goods or services, whether the related spend represents consideration payable to a customer under ASC 606. Because the goods or services received in these arrangements are distinct from, and are not paid for in excess of the fair value of, the sponsorship rights granted, such arrangements are presented gross – as revenue for the sponsorship rights provided and as marketing or other operating expense for the goods or services received – rather than as a reduction of revenue. The related expense is recognized as the underlying products or services are delivered or consumed, which may differ in timing from the Company's recognition of the related sponsorship revenue, with any such difference reflected in contract asset, contract liability, or prepaid expense balances, as applicable. Amounts received or contractually committed to be received prior to satisfaction of the related performance obligation are recorded as deferred revenue at fair value.
Games, athlete and event operating costs
Games, athlete and event costs primarily include costs associated with our athletes, science as well as venue and event costs related to the production of the Enhanced Games. Athlete costs include monthly stipends and benefits as well as world record bonuses and prize money incurred during the Enhanced Games. Science costs include costs related to the Clinical Research Study. Venue and event related costs include costs related to the temporary construction of the Enhanced Games complex as well as all hospitality related costs of running the Enhanced Games.
Selling, general and administrative Expenses
Selling, general and administrative expenses primarily include stock based compensation, personnel costs as well as rent, travel, professional service costs, marketing and overhead required to support operations. Marketing expenses represent costs incurred to promote the Company’s brand and initiatives within the global sports and entertainment industry. These expenses include third-party marketing and consulting costs, digital and social-media advertising, content production, and market research activities.
Transaction Expenses

Transaction expenses consist of direct, incremental costs incurred in connection with the Business Combination including advisory and investment banking fees, legal fees, accounting fees, and other professional service fees, and regulatory filing fees.
Property and Equipment, Net
Property and equipment are recorded at historical cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based upon the estimated useful lives of the assets, which best reflects the pattern of use. The estimated useful lives by asset category are as follows: temporary competition pools and tracks, 3 to 5 years, reflecting their portable and removable nature and expected utilization across multiple Enhanced Games event cycles; fitness equipment, 5 years; computer equipment, 3 years; and furniture and fixtures, 5 to 7 years. The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment. An impairment loss is recognized when the carrying amount of the asset exceeds the sum of the undiscounted future cash flows expected to result from the use and eventual disposition of the asset, and is measured as the amount by which the carrying amount exceeds the asset's fair value.
Repairs and maintenance are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. When property and equipment are retired, sold, or otherwise disposed of, the asset's carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included within operating expenses in the Consolidated Statements of Operations.
Software Development Costs
The Company capitalizes costs to develop internal-use software in accordance with ASC 350-40, Intangibles — Goodwill and Other — Internal-Use Software. Effective January 1, 2026, the Company early adopted ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which eliminates the previous development-stage model and instead requires capitalization to begin when management authorizes and commits to funding the project and it is probable that the project will be completed and the software used to perform its intended function, provided no significant development uncertainty exists. Costs incurred before these criteria are met — including evaluating software alternatives, determining system requirements, vendor selection, training, and data conversion — are expensed as incurred.
Capitalized internal-use software costs are included within property and equipment, net, and amortized on a straight-line basis over the software's estimated useful life, generally three to five years, commencing when the software is ready for its intended use. Costs of upgrades and enhancements that result in additional functionality are capitalized, while other costs incurred after the software is ready for use (such as maintenance and ongoing operations) and marketing and promotional costs are expensed as incurred. The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment; no impairments were recorded for the periods ended June 30, 2026 and December 31, 2025. The Company adopted ASU 2025-06 prospectively, and adoption did not have a material effect on its condensed consolidated financial statements.
Deferred Offering Costs
The Company has incurred deferred offering costs in connection with the BCA and recognized $7.1 million and $4.0 million in deferred offering costs as of March 31, 2026 and December 31, 2025, respectively. Deferred offering costs incurred through March 31, 2026 balance sheet date consisted of legal fees and other costs that are directly attributable and incremental to the BCA.
Upon consummation of the Business Combination, $3.0 million of deferred offering costs were offset against the proceeds received and charged against additional paid-in capital. To the extent that net proceeds were insufficient to absorb the full amount of deferred offering costs, the excess of $4.1 million was recognized as an expense as transaction expenses in the consolidated statement of operations in the three months ended June 30, 2026.
Simple Agreements for Future Equity Liabilities
In 2025, immediately prior to signing the BCA, the Company entered an equity private placement, issuing Simple Agreements for Future Equity (“SAFEs”) to investors for an aggregate amount of approximately $40 million. As of December 31, 2025, the Company received approximately $29.7 million of the anticipated $40 million raise. The remaining $10.3 million was received in March 2026. Each SAFE entitled investors, upon consummation of the BCA, to receive Enhanced common shares based on their investment amount, the Company’s post-money valuation cap of $1.2 billion, and fully diluted capitalization. These common shares were then exchanged for Enhanced Group Class A common stock, reflecting investors’ pro rata ownership. Upon the closing of the Business Combination on May 7, 2026, the SAFEs converted into 4,001,682 shares of Class A common stock and warrants to purchase 2,000,841 shares of Class A common stock. SAFE investors received one warrant for every two shares acquired, exercisable for two years. Refer to Note 7, Convertible Preferred Stock and Stockholders’ Deficit, for additional information on the Company’s convertible preferred stock.
The Company recorded subsequent changes in fair value in changes in fair value of SAFEs in the statements of operations and comprehensive loss. Debt issuance costs related to the SAFEs are expensed in the period incurred. Upon the May 7, 2026 closing of the Business Combination with A Paradise Acquisition Corp., the SAFE liability was extinguished and automatically converted into 4,001,682 shares of Class A Common Stock and 2,000,841 issued Common Warrants. The Company evaluated the SAFE Warrants under ASC 815-40 and determined they qualify for equity classification. Consequently, the extinguished SAFE liability was allocated between the Class A shares and the Warrants based on their relative fair values at the conversion date. Using a Monte Carlo simulation to estimate the fair value of the Warrants, the Company allocated $32.8 million to Class A Common Stock (including par value and additional paid-in capital) and $7.2 million to additional paid-in capital for the Common Warrants.
Recently Issued Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 eliminates the project-stage framework that previously governed the accounting for costs to develop or obtain internal-use software – the preliminary-project, application-development, and post-implementation/operation stages – and replaces it with a single recognition threshold. Under that threshold, capitalization begins only when (i) management, with the relevant authority, has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted as of the beginning of an annual reporting period. The Company early adopted ASU 2025-06 effective January 1, 2026, the beginning of its 2026 annual reporting period, on a prospective basis to internal-use software costs incurred on or after that date. The Company did not have internal-use software costs previously capitalized under the legacy project-stage model to which the ASU's transition provisions would otherwise apply, and adoption did not result in a cumulative-effect adjustment. The costs discussed relating to the Company's Games App development project were evaluated, and where appropriate capitalized, under the single recognition threshold introduced by ASU 2025-06.
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments-Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue Recognition. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis. As of the adoption date, the Company had no accounts receivable or contract assets within the scope of this standard, and the adoption did not affect the Company's consolidated financial statements. The Company has since recognized contract assets, as described in Note 4, Revenue and Segment Information, which are within the scope of ASU 2025-05, and applies the guidance in evaluating expected credit losses on that balance.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which includes amendments that require disclosure in the notes to condensed consolidated financial statements of specified information about certain costs and expenses. The amendments are effective for the Company’s annual periods after December 15, 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.

3. Reverse Recapitalization and Related Transactions
Description of the Transaction
On the Closing Date, A Paradise, a blank check company that migrated to and domesticated as a Texas corporation immediately prior to Closing, consummated the previously announced business combination (the "Business Combination") pursuant to the BCA, dated as of November 26, 2025, by and among APAD, A Paradise Merger Sub I, Inc., a Cayman Islands exempted company and direct wholly owned subsidiary of APAD ("Merger Sub"), and Enhanced Ltd, a Cayman Islands exempted company ("Enhanced" or the "Target Business"). Pursuant to the BCA, Merger Sub merged with and into Enhanced, with Enhanced surviving as a wholly owned subsidiary of APAD. In connection with the Closing, APAD changed its name to Enhanced Group Inc. APAD shareholders approved the Business Combination at an extraordinary general meeting held May 1, 2026, and the Company's Class A common stock commenced trading on the New York Stock Exchange under the symbol "ENHA" on May 8, 2026.
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, with Enhanced determined to be the accounting acquirer. This determination was based on Enhanced’s equity holders holding a majority of the voting power of the combined company, Enhanced’s senior management comprising substantially all of the combined company’s senior management, Enhanced’s operations representing substantially all of the combined company’s ongoing operations, and Enhanced’s relative size significantly exceeding that of APAD. Accordingly, the Business Combination was treated as the equivalent of Enhanced issuing stock for the net assets of APAD, accompanied by a recapitalization. The net assets of APAD were recorded at historical cost, with no goodwill or other intangible assets recognized. The Company’s historical financial statements prior to the Closing are those of Enhanced, and all share and per-share amounts have been retroactively restated to reflect the exchange ratio of 7.6021255 APAD shares for every one Enhanced share, which was established in the BCA (the "Exchange Ratio").
Trust Account, Redemptions, and SAFE Conversion
At the Closing, holders of 19,611,370 shares of APAD Class A common stock exercised redemption rights, receiving an aggregate of $201.7 million from APAD’s trust account. After redemptions and payment of transaction expenses, approximately $3.0 million of trust cash was released to Enhanced. Concurrently, the Company’s outstanding Simple Agreements for Future Equity ("SAFEs") automatically converted into 4,001,682 shares of Class A common stock and warrants to purchase 2,000,841 shares of Class A common stock. The warrants are exercisable at $10.00 per share for two years from the Closing Date and are callable by the Company if the Class A common stock trades at or above $15.00 per share for at least 20 of any 30 consecutive trading days.

Upon the Closing, all outstanding shares of Enhanced Ltd's Series A-1, Series A-2, and Series B convertible preferred stock, with an aggregate carrying value of approximately $26.9 million, were converted into 30,206,050 shares of Class A common stock at the Exchange Ratio of 7.6021255, with no gain or loss recognized on conversion. The preferred shares have been retroactively restated to reflect the change in capital structure as a result of the Business Combination.
Transaction Costs
Direct, incremental costs of the equity transaction, capitalized as deferred offering costs prior to the Closing, together with the value of advisor shares issued in connection with the Business Combination, were evaluated under SEC Staff Accounting Bulletin Topic 5.A. Because such costs exceeded the cash proceeds available for offset, approximately $3.0 million was charged against additional paid-in capital and the remaining approximately $6.2 million was expensed within transaction costs in the condensed consolidated statements of operations for the three and six months ended June 30, 2026. The Company also incurred other transaction expenses during the three and six months ended June 30, 2026, consisting of banking, investor relations, and other advisory fees directly related to the Business Combination that do not qualify as incremental costs of the equity transaction and are expensed as incurred. In total, the Company recognized transaction expenses of $10.9 million and $12.5 million for the three and six months ended June 30, 2026, respectively, in the condensed consolidated statements of operations and comprehensive loss.
Impact on Equity Structure
As a result of the reverse recapitalization, the Company’s equity structure reflects that of the legal acquirer, while the underlying assets and liabilities are those of Enhanced, recorded at historical carrying values. Shares and per-share amounts for all periods prior to the Closing have been retroactively restated using the Exchange Ratio for purposes of calculating basic and diluted earnings per share in accordance with ASC 260, Earnings Per Share.

4. Revenue and Segment Information
The Company generates sponsorship revenue from multi-element agreements with corporate partners of the Enhanced Games, its live sports and entertainment event. These agreements typically bundle (i) rights and benefits concentrated at or around a specific Event, such as on-site activation, broadcast and streaming integration, hospitality, and Event-day brand exposure, with (ii) ongoing brand association, category exclusivity, and platform and website integration rights delivered continuously over the contract term. The Company has concluded that these represent two distinct performance obligations – Event-specific deliverables, recognized at the point in time (or over the short duration) the Event occurs, and ongoing brand-association and distribution rights, recognized ratably over the term of the agreement – allocated based on an adjusted market assessment approach as described in Note 2. Consideration under these agreements may be paid in cash, in equity securities of the counterparty, or in the form of advertising and marketing services provided to the Company.
Two sponsorship agreements, further described under Concentration below, together accounted for substantially all of the Company's sponsorship revenue for the three and six months ended June 30, 2026 and were settled, in whole or in part, in non-cash consideration.
Where consideration is denominated as a fixed dollar amount to be settled in a counterparty's equity securities, the Company recognizes revenue equal to the fixed dollar amount; subsequent changes in the counterparty's share price do not affect revenue, and the shares (or the Company's unconditional right to receive them) are accounted for separately from revenue, as a contract asset and, upon receipt, as an investment in equity securities measured at fair value. Where consideration is received in the form of advertising and marketing inventory, the inventory is measured at its fair value at contract inception; because the inventory received is a distinct service obtained at its fair value and is used to promote the Company's own DTC products rather than the sponsor's, the related arrangement is presented on a gross basis, with revenue recognized for the sponsorship rights provided and marketing expense recognized for the inventory received and consumed within marketing expense in the condensed consolidated statements of operations and comprehensive loss; timing differences between revenue recognition and inventory consumption are reflected in a contract asset (see Contract Balances below).
In the aggregate, the Company recognized $17.5 million of revenue from these two arrangements for the three and six months ended June 30, 2026, comprised of Event-specific performance obligations recognized upon occurrence of the related Events and ratable portions of the related ongoing brand-association performance obligations, together with $4.2 million of associated marketing expense. The Company also purchases technology and professional services from one of these sponsors in exchange for cash under the same overall arrangement; the related capitalization policy is described in Note 2, Summary of Significant Accounting Policies.
The Company generates direct-to-consumer (“DTC”) revenue from online sales of over-the-counter health and wellness products, which is recognized at a point in time upon transfer of control to the customer, and from prescription-based hormone therapy, peptide, and longevity services and related products, which are provided through arrangements with independently licensed third-party telehealth providers and for which the Company recognizes revenue on a net basis, as described in Note 2, over the applicable service period. DTC revenue was not material for the three and six months ended June 30, 2026.
Contract Balances

Unit : in thousand	As of
	June 30, 2026	December 31, 2025
Contract assets	$15,524	$—
Deferred revenue	2,150	—
Contract assets relate to the sponsorship agreement described above under which consideration is received in the form of equity securities as well as advertising and marketing services rather than cash. For consideration received in advertising and marketing services, the balance represents the excess of cumulative revenue recognized over the cumulative fair value of advertising inventory consumed and amounts otherwise invoiced or received. Deferred revenue, which is included within other current liabilities in the unaudited condensed consolidated balance sheet, relates to consideration received or contractually committed in advance of the Company's performance, including the portion of the fixed-dollar, equity-settled sponsorship arrangement described above allocated to the ongoing brand-association performance obligation that had not yet been recognized as of June 30, 2026, and amounts collected in advance under DTC product subscriptions.

The Company did not recognize any significant revenue during the three and six months ended June 30, 2026 from performance obligations satisfied in prior periods.
Remaining Performance Obligations
As of June 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations under the Company's sponsorship agreements was $4.5 million ($1.9 million and $2.6 million relating to the two sponsorship agreements described above, respectively), which the Company expects to recognize over the following twelve months. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose remaining performance obligations for contracts with an original expected duration of one year or less.
Concentration
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract assets in relation to sponsorship agreements.
Two sponsors each individually accounted for more than 10% of the Company's revenue for the six months ended June 30, 2026, together representing substantially all revenue for the period. One of these arrangements is settled in advertising and marketing services rather than cash; the other is to be settled in a fixed amount of equity securities of the counterparty.
Because the consideration under both arrangements is non-cash, the Company's principal risk with respect to these arrangements relates to the counterparties' continued ability and willingness to perform – deliver the contracted shares or advertising inventory, as applicable – rather than to cash collection. The Company monitors the financial condition and performance of these counterparties on an ongoing basis, including through review of each counterparty's publicly available financial information.
Segment Information
The Company has one operating and reportable segment related to the organization, production, and commercialization of performance sports events and the direct-to-consumer distribution of health and wellness products and services. Factors used in determining the reportable segment include the nature of the Company's activities, the organizational and reporting structure, and the type of information reviewed by the chief operating decision maker ("CODM"), its chief executive officer, to allocate resources and evaluate financial performance.
Net loss is the key measure of segment profit and loss that the CODM uses to allocate resources and assess performance. The CODM uses consolidated net loss, assessed against budget through a monthly consolidated budget-to-actual reporting package, to evaluate the Company's expenditures and monitor results. The CODM considers budget-to-actual variances and available cash when making decisions about the allocation of resources across the organization. The CODM does not regularly receive or act upon any supplemental non-GAAP measure, such as Adjusted EBITDA, as a basis for resource allocation or performance assessment.
Significant expenses regularly provided to the CODM and included within net loss consist of the following categories, each of which is separately presented on the Company's condensed consolidated statements of operations and comprehensive loss: Games, Athletes and Events Operating Costs, Selling, General and Administrative, Transaction Expenses, and Depreciation. Other items within net loss not captured in the foregoing categories are considered as "other segment items", and primarily consist of interest income, interest expense, and other non-operating items.
The Company's long-lived assets are located in the United States.
5. Equipment, Net
Equipment consists of the following:

	June 30, 2026	December 31, 2025
Athletic competition equipment - portable	$5,250,839	$—
Capitalized software	2,255,383	—
Fitness equipment	289,147	198,468
Computer equipment	84,245	48,045
Furniture & fixtures	9,400	—

	June 30, 2026	December 31, 2025
Construction in process	—	196,667
Total equipment	7,889,014	443,180
Less: Accumulated depreciation and amortization	(95,244)	(9,376)
Total equipment, net	$7,793,770	$433,804
Depreciation and amortization expense was $69,207 and $85,868 for the three and six months ended June 30, 2026, respectively. Depreciation and amortization expense was $995 and $1,193 for the three and six months ended June 30, 2025, respectively.
6. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	June 30, 2026	December 31, 2025
Accounts payable (trade)	$25,644,054	$687,694
Accrued expenses (games expense)	6,352,003	—
Accrued expenses (legal expense)	4,722,276	—
Accrued expenses	1,464,966	853,268
Accrued expenses (athletes)	1,565,708	35,500
Accrued expenses (payroll)	223,750	1,394,956
Credit cards	131,548	20,106
Total accounts payable and accrued expenses	$40,104,305	$2,991,524
As of June 30, 2026 and December 31, 2025, approximately $21.6 million and nil, respectively, of games related expenses are included in accounts payable and accrued expenses.
7. Convertible Preferred Stock and Stockholders’ Deficit
Capital Structure Following the Business Combination
In connection with the Closing of the Business Combination on May 7, 2026, the Company’s common shares were reclassified into Class A common stock and Class B common stock, par value $0.0001 per share, as described in Note 3, Reverse Recapitalization and Related Transactions. The Company is authorized to issue 310,000,000 shares of Class A common stock and 330,000,000 shares of Class B common stock. Class A and Class B common stock vote together as a single class, with one vote per Class A share and ten votes per Class B share; Class B common stock does not participate in the economic rights of the Company, including dividends, distributions, or liquidation proceeds. Accordingly, Class B common stock provides enhanced voting rights but does not represent an ownership interest in the Company's earnings or net assets. Class B common stock held by Apeiron Incubation Limited is subject to transfer restrictions set out in the Company’s Certificate of Formation, and does not otherwise convert into Class A common stock.
As of June 30, 2026, 128,972,162 shares of Class A common stock and 258,837,933 shares of Class B common stock were issued and outstanding. As of December 31, 2025, the Company had 10,233,183 shares of common stock issued and outstanding, prior to the Business Combination and 107,999,991 Class A common stock issued and outstanding, as retroactively adjusted for the Exchange Ratio, respectively. In addition, the Company has reserved sufficient shares of Class A common stock for issuance upon the exercise of the warrants.
Warrants
The following table summarizes the Company’s warrant activity for the six months ended June 30, 2026:

	Warrants	Exercise Price	Issued	Expiration	Classification
SAFE Warrants (1)	2,000,841	$9.9963	5/7/2026	5/7/2028	Equity
PIPE Common Warrants - Tranche 1 (2)	6,426,733	$3.89	6/17/2026	6/30/2031	Equity

Consultant warrants (3)	817,008	$1.23	4/2026	10/29/2035	Equity
Outstanding at June 30, 2026	9,244,582
(1) See Note 3, Reverse Recapitalization and Related Transactions
(2) Issued concurrently with the Class A common stock sold in the Tranche 1 Closing of the private placement described in Note 10, Private Placement Financing
(3) See Note 9, Stock Based Compensation

Convertible Preferred Stock Outstanding
Prior to the Business Combination, the Company had outstanding Series A-1, Series A-2 and Series B convertible preferred shares, collectively referred to as "Enhanced preferred shares."
Each share of preferred stock was, at the option of the holder, convertible at any time into common shares at a specified conversion price, determined by multiplying the number of preferred shares being converted by the applicable conversion rate. The conversion rate in effect at any time was determined by dividing the preferred stock issue price by the conversion price then in effect. The conversion price applicable to the Series A-1 preferred shares was $1.65 per share, the conversion price applicable to the Series A-2 preferred shares was $3.30 per share, and the conversion price applicable to the Series B preferred shares was $14.35 per share.
The preferred stock was also subject to automatic conversion into common stock upon a qualified public offering or special purpose acquisition company transaction meeting specified minimum proceeds thresholds, or upon the written consent of the requisite holders. In connection with the closing of the Business Combination on May 7, 2026, all outstanding shares of Series A-1, Series A-2, and Series B preferred stock automatically converted into common shares in accordance with these terms, and the resulting common shares were then exchanged for Class A common shares of the combined company pursuant to the Business Combination Agreement and the applicable Exchange Ratio. No shares of preferred stock remain outstanding as of June 30, 2026. See Note 3, Reverse Recapitalization and Related Transactions for further detail.
8. Net Loss Per Share
Basic and diluted net loss per common share for the three and six months ended June 30, 2026 and 2025 was calculated as follows:

Unit : in thousand	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net loss attributable to common stockholders	$(61,944,898)	$(3,011,034)	$(78,374,330)	$(6,319,253)
Denominator:
Weighted average common shares outstanding—basic and diluted	117,748,175	102,206,153	112,901,012	100,495,425
Net loss per share attributable to common stockholders— basic and diluted	$(0.53)	$(0.03)	$(0.69)	$(0.06)

The Company computes net loss per share using the two-class method for periods in which participating securities were outstanding. Prior to the Business Combination, the Company's convertible preferred stock was a participating security because it shared in dividends with common stock on an as-converted basis. As the Company incurred net losses in all periods presented and the preferred holders had no obligation to fund losses, no losses were allocated to the preferred and net loss attributable to common stockholders equals net loss. On May 7, 2026, all outstanding convertible preferred stock converted into common stock and the Company retroactively restated the preferred stock to reflect the change in capital structure as a result of the Business Combination. Thereafter, the Company’s only participating securities outstanding relate to the PIPE Common Warrants.
Basic and diluted net loss per share are computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. Potentially dilutive securities were excluded because their effect would have been anti-dilutive in all periods presented.

The Company excluded the following potential shares of common stock, presented based on amounts outstanding at each stated period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Stock options	10,363,112	—
Top-up Awards	527,709	—
Warrants	9,244,582	—
Total potentially dilutive shares	20,135,403	—

9. Stock-Based Compensation
2025 Company Incentive Plan
In October 2025, the Company adopted the 2025 Company Incentive Plan (the “2025 Plan”) to grant stock option awards to its officers, employees and contractors as compensation for their services to the Company. Under the 2025 Plan, up to 150,916,885 shares of common stock were made available for issuance. Stock option awards granted under the 2025 Plan generally vest over 36 or 48 months, with 33% or 25% vesting one year after the grant date and the remainder vesting in equal monthly installments over the following 24 or 36 months. All awards expire no later than ten years from the date of grant.
In connection with the Business Combination, the 2025 Plan was terminated effective upon the consummation of the Business Combination on May 7, 2026, and no new awards may be granted under the 2025 Plan after that date. Each option outstanding under the 2025 Plan as of the effective time of the Business Combination was converted into an option to acquire shares of the Company’s Class A common stock, and outstanding awards continue to be governed by the terms of the 2025 Plan and the applicable award agreements. Following the Business Combination, new equity awards are made under the Omnibus Incentive Plan described below.
Post-Business Combination Equity Plans
In connection with the Business Combination, the Company’s stockholders approved, and the Company adopted, the Enhanced Group Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective on May 7, 2026. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards to employees, directors and consultants of the Company and its affiliates. The initial aggregate number of shares of Class A common stock available for issuance under the Omnibus Incentive Plan is 6,711,521, subject to adjustment as provided in the plan.
The Company’s stockholders also approved, and the Company adopted, the Enhanced Group Inc. Founder Plan (the “Founder Plan”), which became effective on May 7, 2026. The initial aggregate number of shares of Class A common stock available for issuance under the Founder Plan is 6,711,521, subject to adjustment as provided in the plan.
In addition, the Company’s stockholders approved, and the Company adopted, the Enhanced Group Inc. Employee Share Purchase Plan (the “ESPP”), which became effective on May 7, 2026. The initial aggregate number of shares of Class A common stock available for issuance under the ESPP is 2,684,608, subject to adjustment as provided in the plan. As of June 30, 2026, no offering period under the ESPP had commenced and no shares had been issued under the ESPP
To estimate the fair value of the Company’s stock options, granted during the three and six months ended June 30, 2026, the Company used the Black-Scholes OPM. The following key assumptions were used to estimate the fair value, presented on a weighted average basis:

June 30, 2026
Expected volatility	90%
Expected term (years)	5.91
Risk free interest rate	3.77%
Expected dividend yield	$—
During the three and six months ended June 30, 2026, the Company recognized $0.7 million and $1.4 million in stock-based compensation expense related to stock options within general and administrative expenses, respectively.

As of June 30, 2026, there is $5.0 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 2.8 years.
Total option activity for the three and six months ended June 30, 2026 is summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2025	11,107,938	$1.23	9.8
Granted	106,430	$1.23	10.0
Forfeited	(851,256)	$—	—
Outstanding as of June 30, 2026	10,363,112	$1.23	8.3
Stock options exercisable as of June 30, 2026	4,574,465	$1.23	8.3
Stock options vested and expected to vest at June 30, 2026	10,363,112	$1.23	8.3
Using the Black-Scholes OPM, the weighted average grant-date fair value of options granted during the three and six months ended June 30, 2026, was $7.04 per option. As of June 30, 2026, the aggregate intrinsic value of options outstanding and exercisable was approximately $2.2 million, based on the excess of the fair value of the Company's common stock over the applicable exercise prices of the options.
Top-up Awards
Prior to the approval of the Company’s Incentive Plan, the Company had contingent arrangements with certain individuals to provide additional value in light of a higher-than-anticipated exercise price under previously issued options. On March 18, 2026, the Company’s board of directors approved Top-Up Awards to 34 grantees, each providing the right to receive a fixed number of the Company’s common shares – determined at grant as the individual’s Top-Up Amount divided by a fixed fair market value of $76.02 per share, for an aggregate of 527,709 shares (as retroactively adjusted for the Exchange Ratio) – contingent on completion of the Business Combination. The awards are classified as equity, as both the dollar-denominated Top-Up Amount and the per-share settlement price were fixed at grant, resulting in a fixed number of shares issuable.
The Business Combination, the sole performance condition, was completed on May 7, 2026. The Top-Up Awards were therefore considered granted on that date. Awards held by grantees with no further service obligation were recognized in full at that date; awards held by grantees who must remain available in an advisory capacity through settlement are recognized straight-line over that remaining service period. For the three and six months ended June 30, 2026, the Company recorded $4.3 million of stock-based compensation related to these awards under the Selling, general and administrative expenses of the accompanying condensed consolidated statements of operations
As of June 30, 2026, unrecognized compensation cost related to the unvested portion of the Top-Up Awards was $989,821, which is expected to be recognized over the remaining service period through the August 2026 issuance date.
Consultant warrants
In April 2026, the Company granted warrants to purchase an aggregate of 107,471 common shares to four consultants, at an exercise price of $9.32 per share and a contractual term through October 29, 2035, in exchange for services. Applying the Exchange Ratio, these amounts convert to 817,008 shares of the Company's Class A common stock at an exercise price of $1.23 per share. The warrants are equity-classified and compensation cost is recognized over the requisite service period. Fair value was estimated using a Black-Scholes option-pricing model, resulting in fair values ranging from $70.68 to $71.20 per warrant. The fair value was determined reflecting a stock price of $76.02 (derived from the business-combination value of $10.00 per share multiplied by the 7.6021255 exchange ratio), an exercise price of $9.32 ($1.23 per share post conversion), expected volatility of 90.0%, risk-free interest rates ranging from 3.91% to 4.01%, and a 0% expected dividend yield. The expected term of the awards ranges from 5.16 to 5.85 years and was determined using the simplified method for both employee and non-employee awards, as the non-employees served in roles comparable to employees.
The Company recognized $2.8 million of share-based compensation expense related to these warrants for the quarter ended June 30, 2026. Of this amount, $2,013,634 was recorded under Selling, general and administrative expenses and $830,525 was recorded under Games, athletes and event operating costs. As of June 30, 2026, unrecognized compensation cost was $4.6 million, expected to be recognized over a weighted-average period of approximately 2.4 years.

10. Private Placement Financing
Transaction Overview
On June 14, 2026, the Company entered into a Securities Purchase Agreement (the "SPA") with certain investors, including Apeiron Investment Group Limited ("Apeiron"), the family office of Co-Founder and Chairman Christian Angermayer, and Maximilian Martin, Co-Founder and Chief Executive Officer of the Company, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 12,853,468 shares of Class A Common Stock and accompanying common warrants (the "Common Warrants") at a combined purchase price of $3.89 per share, for expected aggregate gross proceeds of approximately $50.0 million.
The private placement is structured in three sequential closings:
•Tranche 1 Closing occurred on June 17, 2026, pursuant to which the Company issued 6,426,733 shares of Class A Common Stock and 6,426,733 Common Warrants to purchase 6,426,733 shares of Class A Common Stock at an exercise price of $3.89 per share, generating gross proceeds of $25.0 million. A portion of the Tranche 1 Closing proceeds was used to repay in full the outstanding principal and accrued interest under the Working Capital Promissory Note dated March 18, 2026 issued by the Company in favor of Apeiron;
•Tranche 2 Closing occurred on July 23, 2026, generating gross proceeds of $11.7 million from Apeiron. Prior to June 30, 2026, the Company received $8.5 million from Apeiron as partial funding toward the Tranche 2 Closing. As Tranche 2 Closing had not occurred as of June 30, 2026, and the related shares and warrants had not yet been issued, the $8.5 million received was recorded as Additional Paid in Capital in the accompanying condensed consolidated balance sheets;
•Tranche 3 Closing is expected to close shortly and is expected to generate gross proceeds of approximately $13.3 million consisting of approximately $8.3 million from Apeiron and approximately $5.0 million from the Company's Chief Executive Officer.
Concurrently with each closing, the Company executed a Registration Rights Agreement obligating it to file a registration statement covering the resale of the shares and warrant shares issued at each respective closing within 30 days of such closing, subject to liquidated damages for any missed deadlines of 1.0% of aggregate proceeds per 30-day period, capped at 3.0% in the aggregate.
Accounting Treatment
Under ASC 815-40, the Common Warrants are indexed to the Company's own stock and meet all settlement conditions required for equity classification. The shares of Class A Common Stock and Common Warrants are both classified as equity, and the proceeds from each closing are allocated between the two instruments based on their relative fair values at the respective closing date, with the fair value of the Common Warrants of $3.02 determined using a Monte Carlo simulation model to capture path-dependent features including the accelerated expiration provision and the anti-dilution adjustment. The table below presents the key assumption utilized in the valuation.

Valuation date	6/17/2026
Exercise price	3.89
Contractual term	5.0 years
Expiration Date	6/30/2031
Risk-free interest rate	4.23%
Expected volatility	105.0%
Expected dividend yield	0
11. Income Taxes
The Company did not record any income tax expense for the three and six months ended June 30, 2026 and 2025. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.

It is the Company's policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and six months ended June 30, 2026 and 2025. The Company has not identified any uncertain tax positions in the periods since inception.

Unit : in thousand	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Provision (benefit) for income taxes	$—	$—	$—	$—
Effective income tax rate	—%	—%	—%	—%
The effective tax rates differ from the statutory tax rates for the three months ended June 30, 2026 and 2025 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the three and six months ended June 30, 2026 and 2025 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.
As of June 30, 2026 the Company has a valuation allowance of approximately $23 million against all net domestic deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. As a result, management has concluded, as of June 30, 2026, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of June 30, 2026. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
During the period, the Company completed its domestication from the Cayman Islands to Texas. Management evaluated the income tax consequence of the transaction, including the impact on deferred tax assets and liabilities, the realizability of tax attributes and potential limitations under Section 382 of the Internal Revenue Code. The Company does not believe the domestication resulted in a change in tax status requiring a discrete tax adjustment, as the Company was previously subject to US income tax reporting through its existing US operations.
12. Commitments and Contingencies
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations.
The Company may be subject to claims and legal proceedings arising in the ordinary course of business; as of June 30, 2026, the Company was not a party to any legal proceedings that management believes would, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
13. Related parties
Working Capital Note
In order to access additional capital prior to the Enhanced Games, on March 18, 2026, Enhanced entered into a Working Capital Note with Apeiron Investment Group (“Apeiron”) for a line of credit commitment up to $20.0 million. The terms of the Working Capital Note provide for an applicable interest rate of 5.0% per annum and a maturity date of September 18, 2027. The Working Capital Note also provides for mandatory prepayment of amounts outstanding under the Working Capital Note upon Closing if (a) the Business Combination has been consummated and (b) if after A Paradise shareholder redemptions and the payment of transaction expenses, the amount remaining in the Trust Account exceeds $20.0 million; provided that such mandatory prepayment shall in no event exceed the amount by which such funds that remain in the Trust Account exceed $20.0 million. The Working Capital Note also provides that, in consideration for the commitment thereunder, the lock-up restrictions applicable to Apeiron and its affiliates under the transaction support agreement entered into in connection with the Business Combination (the “Transaction Support Agreement”) shall, in the event Apeiron or its applicable affiliates has entered into any pledge, hedge, swap or other arrangement that transfers to another, or disposes of (either alone or in connection with one or more events or developments (including the satisfaction or waiver of any conditions precedent)), any of the interests (including economic consequences of ownership) with respect to any shares of Enhanced Group, cease to apply to such shares. During the second quarter of 2026, the Company borrowed an aggregate $11.8 million under the Working Capital Note. Following the Tranche 1 Closing of the Company’s private placement financing on June 17, 2026, the Company repaid all outstanding principal and accrued interest under the Working Capital Note using proceeds received from the Tranche 1 Closing of the private placement financing. As a result, no amounts remained outstanding as of June 30, 2026.
The Company recognized $79,760 of interest expense related to the Working Capital Note during the three and six months ended June 30, 2026.
The repayment and extinguishment of the Working Capital Note was accounted for as a debt extinguishment in accordance with ASC 470, Debt.
Simple Agreements for Future Equity Liabilities
The SAFEs issued to Apeiron were issued on the same terms as those issued to unrelated third-party investors in the same private placement. Pursuant to the Business Combination Agreement and related closing transactions, all outstanding SAFE instruments converted into equity upon consummation of the Business Combination on May 7, 2026.
Private Placement Financing Participation by Related Parties
On June 14, 2026, the Company entered into a Securities Purchase Agreement providing for the sale of Class A common stock and accompanying warrants in a private placement (the "PIPE") in three tranches at $3.89 per share and warrant. Certain related parties participated as follows:
Apeiron subscribed for an aggregate of 5,141,388 shares and accompanying warrants across the Tranche 2 and Tranche 3 Closings, for aggregate consideration of $20.0 million. As of June 30, 2026, the Company had received a $8.5 million deposit representing partial funding for Tranche 2. See Note 10, Private Placement Financing, for additional information regarding the related subscription funding.
Maximilian Martin, the Company's Co-Founder, Chief Executive Officer, and a director, subscribed for 1,285,347 shares and accompanying warrants in the Tranche 3 Closing, for aggregate consideration of $5.0 million.
As of June 30, 2026, Tranche 2 and 3 were not closed. Both parties subscribed on the same terms as unaffiliated investors in Tranche 1 of the PIPE.
Separately, in connection with the PIPE, the Company repaid in full the Working Capital Note dated March 18, 2026, issued in favor of Apeiron, using a portion of the Tranche 1 proceeds. For accounting treatment of the PIPE warrants, see Note 10, Private Placement Financing.
14. Subsequent Events
Combination Private Placement — Tranche 2 and 3 Closings
On July 23, 2026, the Company completed Tranche 2 of its $50.0 million Private Placement pursuant to the Securities Purchase Agreement dated June 14, 2026 for aggregate proceeds of $11,749,998 (the “Tranche 2 Closing”).

The Company expects to complete the third and final closing (the “Tranche 3 Closing”) of the Private Placement shortly, from which it expects to receive gross proceeds of approximately $13.3 million, consisting of approximately $8.3 million from Apeiron and approximately $5.0 million from the Company’s Chief Executive Officer. Because the Tranche 2 Closing occurred, and the Tranche 3 Closing is expected to occur after June 30, 2026, their proceeds are not reflected in the accompanying condensed consolidated balance sheet as of June 30, 2026. The $8.5 million from Apeiron Tranche 2 Closing funding prior to June 30, 2026 is included in cash and presented as Additional Paid in Capital within the condensed consolidated balance sheet as of that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read along with, and is based on, financial information extracted and derived from the Company’s unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”).
You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the Company’s unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Report, as well as the unaudited financial statements of each of A Paradise Acquisition Corp. and Enhanced Ltd., and the accompanying notes, contained in our final prospectus and definitive proxy statement dated April 10, 2026 (the “Proxy Statement/Prospectus”) filed with the Securities and Exchange Commission (the “SEC”). Some of the information contained in this discussion and analysis, including information with respect to the Company’s plans and strategy for the Company’s business and the Company’s expectations with respect to liquidity and capital resources, includes forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks and uncertainties described in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections in this Report. The Company’s actual results could differ materially from the results described in or implied by these forward-looking statements. Throughout this section, unless otherwise noted or the context otherwise requires, ”the Company” refers to Enhanced Ltd. and its subsidiaries prior to the Business Combination (as defined below) and Enhanced Group Inc. and its subsidiaries following the Business Combination.
Business Overview
The Company is a growth-stage company operating at the intersection of sports entertainment, performance science, and lifestyle wellness. Through the Company’s flagship Enhanced brand, it aims to develop a commercially sustainable, technology-enabled platform that integrates athletic competition, scientific advancement, and consumer engagement. The Company’s operations are organized around two complementary business lines.
•Enhanced Games. A multi-sport event engineered to demonstrate the benefits of medically supervised performance enhancement in a transparent, safety-first environment. The inaugural Enhanced Games, which took place in May 2026 at Resorts World Las Vegas, featured swimming, track and weightlifting competitions. The Company intends to monetize the Enhanced Games through media rights, sponsorships, branded content, and licensed consumer products. The Company’s key partners include Lionsgate (content creation and distribution), California Commercial Pools providing the Myrtha-designed pools, Mondo (event infrastructure) and Van Wagner (live event production).
•Live Enhanced. A direct-to-consumer, subscription-based platform offering physician-guided performance protocols, telehealth access and personalized supplementation. The platform was introduced in February 2026 and commenced full commercial operations in the United States in May 2026.
The Company operates with an asset-light, partnership-driven model, leveraging third-party telehealth, production, and distribution partners while retaining control of brand, technology, customer relationships and data. Its mission is to enable individuals to “Live Enhanced” by applying scientifically validated methods of human optimization safely and ethically.
The Company has incurred net losses since inception, $78.4 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively. The Company expects to incur operating losses for the foreseeable future as it continues to invest in infrastructure, product development, marketing, and talent to launch its flagship offerings.
Recent Developments
Clinical Research Study
On January 24, 2026, training and athlete medical preparation began in the U.A.E. ahead of the inaugural Enhanced Games and in February 2026, the clinical research study sponsored by us (the “Clinical Research Study”) was reviewed and approved by the Abu Dhabi Department of Health Institutional Review Board (“IRB”) and then commenced with athletes beginning enhancement protocols, and the company subsequently completed the interventional phase of the Clinical Research Study. See “Risk Factors—Risks Related to the Company’s Business Model, Commercial Operations and Operating Market— Geopolitical instability and armed conflict in the Middle East could disrupt our activities in the U.A.E. and adversely affect our business.”

In addition, the Live Enhanced platform was introduced in February 2026 on a limited basis, during which the Company accepted initial orders and built its subscriber base in advance of the availability of inventory. Full commercial operations, including fulfillment across the Company's product offering, commenced in May 2026.
Developments Regarding Peptide Offerings
In March 2026, following public statements by the United States Secretary of Health and Human Services, Robert F. Kennedy Jr. indicating that certain peptides currently subject to compounding restrictions may be reviewed for potential regulatory reclassification, the Company stated that it expects to expand its Live Enhanced platform to include additional peptide-based performance and longevity offerings. The Company currently offers Sermorelin and has stated that it may add additional peptide products, including Tesamorelin, Glutathione and Oxytocin, as well as other compounds if permitted by applicable law and regulation. However, the availability, timing and scope of any additional peptide offerings remain subject to regulatory requirements, clinical and medical review and operational considerations, and there can be no assurance that any peptide will be reclassified or that the Company will launch or achieve commercial acceptance for any additional peptide products. In July 2026, the FDA’s Pharmacy Compounding Advisory Committee voted to recommend that six of seven peptides it considered be added to the list of bulk drug substances that may be used in compounding under Section 503A of the Federal Food, Drug, and Cosmetic Act. This recommendation is advisory and non-binding on the FDA; it is not a final agency action. Any addition of a peptide to the Section 503A list would require approval by the Secretary of Health and Human Services and a completion of a formal notice-and-comment rulemaking process. The Company continues to monitor these developments, and the availability, timing and scope of any additional peptide offerings remain subject to regulatory requirements, clinical and medical review and operational considerations.
Inaugural Enhanced Games
In May 2026, the Company held the inaugural Enhanced Games in Las Vegas. The Enhanced Games focused on three core sporting categories: swimming, track and weightlifting over a single evening.
Business Combination
On November 26, 2025, A Paradise Acquisition Corp. (“A Paradise” or “APAD”), which was a British Virgin Islands business company incorporated with limited liability, entered into the Agreement and Plan of Merger, dated as of November 26, 2025, by and among A Paradise, Enhanced Ltd. (“Enhanced”), which was a Cayman Islands exempted corporation, and A Paradise Merger Sub I, Inc. (“Merger Sub”), which was a Cayman Islands exempted company and a direct, wholly owned subsidiary of A Paradise (the “Business Combination Agreement”).
On May 7, 2026, A Paradise completed the transactions contemplated by the Business Combination Agreement (the “Business Combination”). In connection with the Business Combination, A Paradise effected a discontinuation under the BVI Business Companies Act and a Domestication under Section 10.101 of the TBOC, pursuant to which its jurisdiction of incorporation was changed from the BVI to the State of Texas (the “Domestication”). Following the Domestication, A Paradise changed its name to “Enhanced Group Inc.”
On May 8, 2026, the Class A common stock began trading on New York Stock Exchange under the symbol “ENHA.”
The Business Combination was accounted for as a reverse recapitalization in accordance with GAAP, with no goodwill or other intangible assets recorded. Under this method of accounting, A Paradise was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Enhanced issuing stock for the net assets of A Paradise, accompanied by a recapitalization. The net assets of A Paradise were stated at historical cost, with no goodwill or other intangible assets recorded.
2026 Private Placement
On June 14, 2026, the Company entered into a Purchase Agreement (the "Purchase Agreement") with the investors identified therein (each, an "Investor" and, together, the "Investors"), including both (i) Apeiron Investment Group Limited ("Apeiron"), the controlling shareholder of the Company, whose sole voting equity holder is Christian Angermayer, Chairman of the Board of Directors of the Company (the "Controlling Stockholder"), and (ii) Maximilian Martin, Chief Executive Officer of the Company and a member of the Board of Directors of the Company, pursuant to which the Company agreed to issue and sell in a private placement (A) 12,853,468 shares of Class A common stock, par value $0.0001 per share ("Common Stock") and (B) accompanying warrants ("PIPE Warrants") to purchase 12,853,468 Common Stock for approximately $50.0 million of expected gross proceeds to the Company (the "Private Placement"). Pursuant to the Purchase Agreement, the Private Placement has three closings. The initial 6,426,733 shares of Common Stock and the accompanying warrants were issued on June 17, 2026 (the "Tranche 1 Closing") for approximately $25.0 million gross proceeds to the Company. On June 26, 2026, the Company used a portion of the gross proceeds from the Tranche 1 Closing to repay the $11.75 million aggregate principal amount, plus all accrued and unpaid interest thereon through the repayment date (the "Note Repayment"), under that certain Working Capital Promissory Note, dated March 18, 2026 (the "Working Capital Note") issued by the Company as successor to Enhanced Ltd. to Apeiron. Upon receipt of the Note Repayment by Apeiron, the Working Capital Note terminated pursuant to its terms, such that all amounts owing thereunder by the Company (including, without limitation, principal and any accrued interest) were deemed paid in full and irrevocably discharged and Apeiron's obligation to lend any additional amounts under the Note terminated.
On July 23, 2026, Apeiron completed its payment to the Company of $11,749,998 in consideration for the 3,020,565 shares of Class A Common Stock and accompanying warrants to purchase 3,020,565 shares of Class A Common Stock issued in the Tranche 2 Closing. The Tranche 3 Closing, in which Apeiron and the Company’s Chief Executive Officer will subscribe for the 3,406,170 shares of Class A Common Stock and accompanying warrants, is expected to close shortly.
Enhanced Breakers Event Series
On June 23, 2026, the Company announced the launch of “Enhanced Breakers,” a new event series in which the world’s top athletes attempt to break world records using medically supervised performance enhancements in more intimate settings, optimized for digital distribution and live streaming on the Company’s owned channels. The first event in the series, Enhanced Breakers No. 1, was held on July 11, 2026 at Interwoven Studios in Los Angeles, featuring Hafthor “Thor” Björnsson attempting to break his own deadlift world record, and Beatriz Pirón, who broke a women’s weight-class snatch world record.
Live Enhanced Platform Update
Following the inaugural 2026 Enhanced Games, the Company has continued to expand the products available through the Live Enhanced platform, which as of July 2026, include over the counter (“OTC”) supplement blends and supplements, clinician-guided prescription-based protocols (including hormone therapy for men and women, longevity-oriented and peptide-based protocols, and weight-management protocols based on GLP-1 and GLP-1/GIP receptor agonist medications), and athlete-inspired protocol bundles, as well as Enhanced-branded apparel available through the Company’s online store.
Factors Affecting the Company’s Results of Operations
The Company expects its results of operations to be influenced by numerous internal and external factors that may cause actual performance to differ from expectations. The key factors that are expected to affect the Company’s results of operations are discussed below.
Execution of the Enhanced Games
The Company’s ability to deliver successful Enhanced Games will be the most significant near-term determinant of future performance. Revenue generation will initially depend on the timing, scale, and quality of these events and their ability to attract global audiences, athletes, and sponsors. Management expects that performance will be influenced by:
•Viewership and fan engagement. Broadcast ratings, social-media reach, and digital engagement will drive sponsorship pricing, content licensing fees, and long-term brand equity.
•Sponsorship yield. The mix of global and category sponsors and the ability to secure multi-year partnerships will affect revenue, gross margins and predictability of cash flows.
•Cost discipline. Infrastructure, production, and athlete-related costs will represent the largest expenditures. Efficient procurement, reuse of modular assets, and disciplined budget management are expected to generate operating leverage over time.
• Event cadence. The pace at which the Company expands from the inaugural Enhanced Games held in May 2026 to a recurring series of events and challenges, including the Enhanced Breakers event series that commenced in July 2026, will influence revenue growth and working-capital needs.

Development of the Live Enhanced Platform
Performance of the Live Enhanced business will depend on the Company’s ability to convert public interest in the Enhanced Games into paying subscribers and recurring services revenue. Key variables include:
•Customer acquisition efficiency. The cost of acquiring new subscribers through paid and organic marketing will directly affect unit economics.
•Subscriber retention and engagement. Continued use of the Live Enhanced platform’s physician-guided programs, supplements, and data tools will determine lifetime value per customer.
•Product breadth and clinical integration. Expanding our initial offering of testosterone replacement therapy to additional hormone, metabolic, cognitive, and longevity protocols, as well as supplements and other products, will increase addressable market size.
•Partnership performance. The platform’s scalability depends on the reliability and compliance performance of partners for clinical delivery.
Monetization of Media and Intellectual Property
Over time, the Company expects to derive a meaningful portion of its revenue from content production, distribution, and licensing. The trajectory of this revenue stream will depend on:

•The volume and quality of Enhanced-branded content produced around the Enhanced Games and related athlete stories;
•The Company’s ability to negotiate favorable distribution arrangements with broadcasters, streaming platforms, and social-media networks; and
•The strength and protection of the Company’s intellectual-property portfolio and brand assets, which underpin sponsorship and merchandising initiatives.
Operating Leverage and Scale
As the Company matures, management expects fixed costs, such as corporate infrastructure, compliance, and technology, to be leveraged across a growing revenue base. The degree of operating leverage achieved will depend on:
•The timing of revenue realization relative to expense growth;
•The success of cost-containment initiatives in event production and marketing; and
•The mix between high-margin media and services revenues versus lower-margin live-event revenues.
Regulatory and Compliance Costs
The Company anticipates continuing significant investment in regulatory compliance, medical supervision, data protection, and clinical oversight. These costs will vary with the number of jurisdictions in which the Company operates and the scope of its Live Enhanced offerings. As the regulatory landscape for telehealth and enhancement-related substances evolves, compliance expenditures are likely to increase and revenues will be required to increase at an equal or greater rate, influencing operating margins.
Access to and Cost of Capital
Given its current early revenue status, the Company’s ability to finance growth initiatives efficiently will affect long-term profitability. Future results will depend on:
•The amount of capital raised through the Private Placement and subsequent equity or debt offerings;
•Prevailing market conditions and interest rates affecting financing costs; and
•The Company’s ability to demonstrate progress milestones that attract strategic and institutional investors on favorable terms.

Strategic Transactions and Partnerships
The Company’s future performance may also be influenced by its pursuit of strategic transactions and partnerships. The Company has engaged advisors to identify potential acquisitions and partnerships that would accelerate the development of its capabilities across sports, live entertainment and consumer, The timing, size and terms of any such transaction are uncertain, and there can be no assurance that the Company will identify suitable opportunities, complete any transaction, or realize the anticipated benefits of any transaction it completes. Strategic transactions may also require the Company to incur transaction costs, issue additional equity or incur indebtedness, any of which could affect the Company’s results of operations, liquidity and capital resources.
Business Environment and Industry Outlook
The Company’s future performance will be influenced by the overall health and trajectory of the global sports entertainment, media, and wellness industries in which it operates. Management believes that both the live sports entertainment and telehealth-enabled performance wellness sectors are poised for continued expansion over the medium to long term, underpinned by technological innovation, demographic trends, and evolving consumer behavior.
Global Economic Environment and Discretionary Spending
Global GDP is expected to grow by 3.0% in 2026, driven by population growth, urbanization, and a rising middle class in emerging markets. Real household incomes and employment levels in key markets such as the United States, Western Europe, and the Gulf Cooperation Council countries are projected to support steady increases in discretionary consumer spending. Although inflationary pressures and interest-rate volatility may temper short-term demand, discretionary categories, particularly sports, entertainment, and health & wellness, have historically rebounded quickly following macroeconomic slowdowns. For the Company, discretionary spending directly affects ticket and hospitality purchases, merchandise and digital-content consumption, and subscriptions to its Live Enhanced platform. Corporate marketing budgets, which drive sponsorship and advertising revenue, are also correlated with economic growth and consumer confidence.
Live Sports and Sports Entertainment
The global sports events market was valued at approximately $452.8 billion in 2024 and is projected to reach $687.7 billion by 2030, representing a CAGR of approximately 7.2% from 2025-2030. Industry growth is being driven by rising media-rights valuations, direct-to-consumer streaming models, and the proliferation of short-form and social-first content. Global sports media-rights revenues alone are expected to increase from approximately $57.4 billion in 2024 to approximately $107.1 billion by 2033. These trends support the Company’s focus on high-impact, event formats designed for digital distribution and its integrated media strategy linking athlete storytelling and performance data to audience engagement.
Viewers are increasingly consuming sports across multiple screens and favoring formats that emphasize personality, storytelling, and access. The Enhanced Games model, engineered for world-record performances, athlete narratives, and shareable digital clips, aligns with these shifts. Its modular infrastructure and partnership with major production studios position it to capitalize on the ongoing convergence of sport, entertainment, and social media.
The broader industry trend toward “premium but compact” live experiences also supports the Company’s focus on high-impact, single-evening competitions rather than multi-week tournaments, reducing fixed costs while maintaining audience intensity.
Media Rights and Digital Distribution
As streaming platforms compete for unique content, rights values for emerging sports properties have expanded to record levels, creating opportunities for new entrants that can deliver authentic, data-rich storylines. The Company’s digital-first production model and partnership with leading media and production firms position it to benefit from this shift toward multi-platform distribution.
Telehealth, Digital Health, and Performance Wellness
The global telehealth market was valued at approximately $123.3 billion in 2024 and is projected to reach $455.3 billion by 2030, reflecting a CAGR of approximately 24.7%. The U.S. telehealth segment alone was valued at $42.5 billion in 2024 and is expected to grow at a CAGR of 23.8% through 2030. Growth is being driven by regulatory acceptance of virtual care, rising consumer demand for personalized health management, and integration of wearable and AI-enabled diagnostic technologies. Within this market, the global hormone-replacement and optimization segment is projected to reach $67.0 billion by 2034, expanding at a CAGR of 6.0%. The Company’s Live Enhanced platform, combining licensed clinical delivery through third-party service providers with consumer-facing brand and content, directly targets this high-growth performance-health segment.
Convergence of Sports, Science, and Lifestyle
The Company believes that an overarching industry shift is the blending of athletic performance, scientific validation, and consumer wellness, a convergence that defines the Company’s mission. Audiences increasingly view sport not only as entertainment but as an aspirational reflection of health and capability. Likewise, consumers are adopting science-backed performance products popularized by professional athletes and influencers. The Company believes this convergence provides an opportunity to create a unified brand platform connecting elite competition (through the Enhanced Games) with everyday performance optimization (through the Live Enhanced platform).
Outlook Summary
While periodic economic or market volatility may influence short-term spending and sponsorship demand, long-term structural tailwinds—including digitization of sports consumption, expansion of the telehealth sector, and increasing consumer investment in health and experiential entertainment—support a favorable industry backdrop for the Company. The Company believes its position at the convergence of these sectors provides substantial opportunity for sustainable growth and brand value creation.
Key Financial and Operating Metrics
As a development-stage company with minimal revenues to date, the Company does not yet monitor traditional financial metrics such as revenue growth, gross margin or operating margin. Management monitors the following indicators to evaluate operating performance and liquidity:
•Net Loss and Operating Expenses. Reflect total operating spend and non-cash charges; used to assess expense discipline and investment priorities.
•Cash Balance and Liquidity. Monitored monthly to ensure adequate runway as revenues from the Enhanced Games and the Live Enhanced platform scale.
•Capital Raised. Includes proceeds from equity and debt financings, including the Private Placement, that provide liquidity for operations and strategic initiatives.
Management expects to introduce additional key performance indicators as the Enhanced Games and Live Enhanced platform scale, including event viewership metrics, sponsorship revenue per event, and subscriber growth.
Revenue
The Company's revenue comprises two primary streams:
Health and Wellness Products and Services – DTC Revenue. Revenue from online sales of non-prescription health and wellness products is recognized at a point in time upon transfer of control to the customer, which generally occurs upon delivery. The Company also offers prescription-based hormone therapy, peptide, and longevity protocols through arrangements with independently licensed third-party telehealth providers, who hold the clinical relationship with, and are responsible for prescribing to, the patient.
Sponsorship and Media Partnership Revenue. The Company enters into multi-element sponsorship agreements with corporate partners of the Enhanced Games, providing a bundle of content, streaming, branding, activation, hospitality, and other event-related and ongoing rights.
Games, athlete and event operating costs
Games, athlete and event costs primarily include costs associated with our athletes, science as well as venue and event costs related to the production of the Enhanced Games. Athlete costs include monthly stipends and benefits as well as world record bonuses and prize money incurred during the Enhanced Games. Science costs include costs related to the Clinical Research Study. Venue and event related costs include costs related to the temporary construction of the Enhanced Games complex as well as all hospitality related costs of running the Enhanced Games.
Selling, general and administrative Expenses

Selling, general and administrative expenses primarily include stock based compensation, personnel costs as well as rent, travel, professional service costs, marketing and overhead required to support operations. Marketing expenses represent costs incurred to promote the Company’s brand and initiatives within the global sports and entertainment industry. These expenses include third-party marketing and consulting costs, digital and social-media advertising, content production, and market research activities.
Transaction Expenses
Transaction expenses consist of direct, incremental costs incurred in connection with the Business Combination including advisory and investment banking fees, legal fees, accounting fees, and other professional service fees, and regulatory filing fees.
Depreciation
Depreciation expense relates primarily to computer equipment, which is recorded at cost and depreciated using the straight-line method over an estimated three-year useful life.
Interest Income and Other Expense, net
This line item reflects miscellaneous non-operating income and expense, including interest income on cash balances and non-recurring adjustments related to financing and currency transactions. As a development-stage company with limited cash investments, the Company’s interest income has been immaterial to date.
Results of Operations
Overview
The second quarter of 2026 was a transformational quarter for the Company. The Company staged the inaugural Enhanced Games, completed its Business Combination and began trading on the NYSE, and generated its first meaningful revenue, primarily from sponsorship arrangements associated with the Enhanced Games. These milestones mark the Company's transition from a pre-revenue, privately held enterprise to a publicly traded company with an operating property and commercial partners in place.
The Company's financial results for the quarter reflect this transition. Net loss of $61.9 million was driven primarily by four factors: the direct costs of producing the inaugural Enhanced Games; transaction expenses associated with the Business Combination; equity-based compensation associated with becoming a public company; and investments in the organizational and operational infrastructure necessary to support future growth. The largest of these, Games, athletes and event costs, reflect the one-time build-out of a new sports property, including a venue, broadcast infrastructure, and a clinical program built for the first time. Management expects Games, athletes and event costs to decline substantially in future periods, as the Company shifts toward lower-cost, higher-frequency formats such as the Enhanced Breakers series, and does not expect the transaction or equity compensation expenses associated with the Business Combination to recur. The Company will continue to invest in future events, platform development, and public-company infrastructure.
Going forward, management's priorities are to improve Games-related event economics, particularly through lower-cost, higher-frequency formats such as the Enhanced Breakers series; expand sponsorship revenue; grow the Live Enhanced platform; and continue to strengthen the Company's liquidity position.

Comparison of Three and Six Months Ended June 30, 2026 and 2025
The following table presents the Company’s results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$17,700,179	$—	$17,702,934	$—
Operating expenses:
Games, athletes and event operating costs	52,037,131	643,976	59,719,058	1,742,950
Selling, general and administrative expenses	16,640,449	2,194,116	23,840,565	4,388,828
Transaction expenses	10,877,007	265,783	12,522,367	320,156
Depreciation	69,207	995	85,868	1,193
Total operating expenses	79,623,794	3,104,870	96,167,858	6,453,127
Loss from operations	(61,923,615)	(3,104,870)	(78,464,924)	(6,453,127)
Other income (expenses):
Interest income and other expense, net	(21,283)	93,836	90,594	133,874
Total other income (expenses), net	(21,283)	93,836	90,594	133,874
Loss before income taxes	(61,944,898)	(3,011,034)	(78,374,330)	(6,319,253)
Net loss and comprehensive loss	$(61,944,898)	$(3,011,034)	$(78,374,330)	$(6,319,253)
Revenue
Revenue was $17.7 million for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025. Revenue was $17.7 million for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025. Effectively all of this revenue related to Games and sponsorship activity, recognized as the Company delivered services in connection with the inaugural Enhanced Games. The Company's Live Enhanced platform was introduced in February 2026 on a limited basis, during which the Company accepted initial orders in advance of the availability of inventory, and commenced full commercial operations, including fulfillment across its product offering, in May 2026. Revenue from the platform, substantially all of which was generated following the commencement of full commercial operations, was not material for the three and six months ended June 30, 2026.

The Company's sponsorship arrangements generally include a combination of event-specific rights and benefits, such as broadcast integration, hospitality, activation, and venue branding, together with ongoing brand association and promotional rights extending beyond the Event itself. Revenue recognized during the quarter primarily related to sponsorship arrangements with Rezolve and Rumble, which together accounted for substantially all sponsorship revenue recognized during the period. The Company has signed approximately $32 million of aggregate sponsorship deal value to date, anchored by its title sponsorship and partnership arrangements with Zoop, Rezolve and Rumble. Approximately $10 million of contracted value under the Zoop arrangement had not been recognized as of June 30, 2026, because, as required under ASC 606, the Company must conclude that collection of the consideration is probable before recognizing revenue — a conclusion the Company had not yet reached as of the balance sheet date. The Company will recognize the remaining contracted value as it completes the related performance obligations and as its collectability assessment supports recognition.
A portion of the Company's Games and sponsorship revenue is to be settled in equity rather than cash. Under its sponsorship arrangement with Rezolve, consideration is to be settled through the issuance of Rezolve common shares with an aggregate sponsorship value of $10.0 million. As of June 30, 2026, the Company had recognized revenue associated with satisfied performance obligations and recorded a corresponding contract asset of approximately $10.0 million representing its right to receive the contracted consideration. Upon receipt of the shares, the Company expects to account for the investment in accordance with ASC 321, Investments in Equity Securities. Any subsequent changes in the fair value of the Rezolve shares after receipt will be recognized separately from sponsorship revenue. The shares are restricted securities and are subject to a lock-up through December 23, 2026, after which they become eligible for resale subject to Rule 144 and applicable law. Similarly, a portion of the Company's Games and sponsorship revenue was settled through an advertising and media package provided by Rumble, valued at approximately $12 million.

Games, Athletes and Event Operating Costs
Games, athletes and event operating costs were $52.0 million for the three months ended June 30, 2026, compared to $643,976 for the three months ended June 30, 2025.
Games, athletes and event operating costs were $59.7 million for the six months ended June 30, 2026, compared to $1.7 million for the six months ended June 30, 2025.
The largest components of Games, athletes and event operating costs for the three months ended June 30, 2026 were direct games production and operations costs of $25.6 million, single-use construction and production costs (venue, hospitality, broadcast, audio, video, and lighting) of $8.0 million, world record and prize money awards of $6.6 million, Games marketing and advertising of $2.8 million (including celebrity and entertainment talent), facility rental of $3.6 million, and athlete-related compensation and expenses of $2.7 million, with the balance consisting of scientific and medical costs, consulting, travel and entertainment, and other event costs.
Management views these costs, in the aggregate, as brand-building and top-of-funnel marketing investment as much as the cost of establishing a new sports property — a purpose-built venue and broadcast, a first-of-its-kind competition format, and a clinical program — rather than the recurring cost of operating one, and does not expect Games costs of this magnitude to repeat in this form. For instance, the Company's lower-cost, higher-frequency Enhanced Breakers event format is designed on a substantially smaller cost base.
Selling, general and administrative expenses
Selling, general and administrative expenses were $16.6 million for the three months ended June 30, 2026, compared to $2.2 million for the three months ended June 30, 2025.
Selling, general and administrative expenses were $23.8 million for the six months ended June 30, 2026, compared to $4.4 million for the six months ended June 30, 2025.
The largest components of selling, general and administrative expense for the three months ended June 30, 2026 were non-cash items, consisting of $4.2 million of non-cash advertising and marketing expenses under the Company’s Rumble sponsorship arrangement during the period and $6.9 million of stock-based compensation. Of the Company’s $6.9 million in stock-based compensation recognized during the period, $4.3 million related to Top-Up awards and $2.0 million related to consultant warrants. Substantially all of this stock-based compensation relates to equity awards granted at the closing of the Business Combination to individuals who had been promised equity prior to the transaction, measured at grant-date fair value; the Company does not expect awards of this size and nature to recur. The remainder of the line consisted principally of salary and wages of $1.8 million and performance marketing of $1.6 million.
Selling, general and administrative expenses for the three and six months ended June 30, 2026 included $6.9 million of stock-based compensation and $4.2 million of non-cash marketing expense under the Rumble sponsorship agreement. The remainder of the line consisted of approximately $5.5 million of other selling, general and administrative expenses, including approximately $1.6 million of performance marketing.
Transaction Expenses
Transaction expenses were $10.9 million for the three months ended June 30, 2026, compared to $265,783 for the three months ended June 30, 2025. Transaction expenses were $12,522,367 for the six months ended June 30, 2026, compared to $320,156 for the six months ended June 30, 2025. Transaction expenses in all periods consisted primarily of offering costs, banking and investor relations fees, and other advisory costs incurred in connection with the Business Combination. These costs are non-recurring by nature, and the Company does not expect a comparable level of transaction expense in future periods now that the Business Combination has closed.
Depreciation
Depreciation was $69,207 for the three months ended June 30, 2026 compared to $995 for the three months ended June 30, 2025. Depreciation was $85,868 for the six months ended June 30, 2026 compared to $1,193 for the six months ended June 30, 2025. Depreciation in the three and six months ended June 30, 2026 relates to equipment and capitalized software placed in service during 2026.

Interest Income and other expense, net
Interest income and other expense, net was a net expense of $21,283 for the three months ended June 30, 2026, compared to net income of $93,836 for the three months ended June 30, 2025. Interest income and other expense, net was net income of $90,594 for the six months ended June 30, 2026 compared to net income of $133,874 for the six months ended June 30, 2025, a decrease of $43,280, or 32%.
This line reflects interest earned on the Company's cash balances, which increased following the Business Combination and PIPE financing, net of other non-operating items, including changes in the fair value of SAFEs. This line also reflects interest expense during the three months ended June 30, 2026 on the Company's Working Capital Note with Apeiron, which the Company borrowed against on a short-term basis during the quarter and repaid in full using proceeds from the Private Placement financing, as described in Note 13 to the unaudited condensed consolidated financial statements included elsewhere in this Report.
Net Loss and Comprehensive Loss
Net loss was $61,944,898 for the three months ended June 30, 2026 compared to $3.0 million for the three months ended June 30, 2025. Net loss was $78.4 million for the six months ended June 30, 2026 compared to $6.3 million for the six months ended June 30, 2025. Both periods in 2026 reflect the four primary drivers: the direct costs of staging the inaugural Enhanced Games; transaction expenses associated with the Business Combination; equity-based compensation associated with becoming a public company; and investments in the organization and operational infrastructure necessary to support future growth. Management views the three months ended June 30, 2026 as reflecting the costs of a launch period rather than a steady-state level of operations.
Non-GAAP Financial Measurement
Adjusted EBITDA is a non-GAAP financial measure defined as net loss, excluding income taxes, net interest expense, depreciation and amortization, equity-based compensation, transaction costs, certain legal costs, restructuring and severance charges, and certain other items when applicable. Adjusted EBITDA margin is defined as Adjusted EBITDA divided by revenue.
Management believes Adjusted EBITDA and Adjusted EBITDA margin are useful to investors because they eliminate the significant level of non-cash and non-recurring items, including stock-based compensation and the one-time transaction costs associated with the Business Combination that affect period-over-period comparability.
Adjusted EBITDA and Adjusted EBITDA margin have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of results reported under GAAP. Among other limitations, they do not reflect all cash expenditures or future capital requirements, and they are not necessarily comparable to similarly titled measures used by other companies.
Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(61,944,898)	$(3,011,034)	(78,374,330)	(6,319,253)
Interest expense, net	39,101	(84,293)	(96,077)	(111,016)
Depreciation	69,207	995	85,868	1,193
Equity-based compensation expense (1)	7,784,404	—	8,511,876	—
Transaction costs (2)	10,877,007	265,783	12,522,367	320,156
Certain legal costs (3)	193,140	126,856	733,456	291,866
Restructuring and severance (4)	276,667	—	373,999	—
Other adjustments (5)	(17,816)	(9,543)	5,483	(22,858)
Total Adjusted EBITDA	$(42,723,188)	$(2,711,236)	$(56,237,358)	$(5,839,912)
Net loss margin	(350.0)%	n/a	(442.7)%	n/a
Adjusted EBITDA margin	(241.4)%	n/a	(317.7)%	n/a
The Company began presenting Adjusted EBITDA in connection with the Business Combination and its NYSE listing

(1) Equity-based compensation expense consists of employee and non-employee stock-based compensation.
(2) Transaction costs consist of offering costs, banking and investor relations fees, other consulting, legal fees, and accounting and tax fees incurred in connection with the Business Combination and related financing activities.
(3) Certain legal costs for trademark and SEC filings along with executive immigration fees.
(4) Restructuring and severance consists of severance costs.
(5) Other adjustments consist of certain non-operating items, including changes in the fair value of SAFEs, unrealized and realized gains and losses, and other miscellaneous items.

Liquidity and Capital Resources
Overview
The Company is a development-stage enterprise and has financed operations primarily through the issuance of equity and convertible securities and, during the second quarter of 2026, through the completion of the Business Combination and the Private Placement.
For the three months ended June 30, 2026 and 2025, the Company had revenue of $17.7 million and $0, respectively, and a net loss of $61.9 million and $3.0 million, respectively. For the six months ended June 30, 2026 and 2025, the Company had revenue of $17.7 million and $0, respectively, and a net loss of $78.4 million and $6.3 million, respectively. Management concluded that these conditions raise substantial doubt about the Company's ability to continue as a going concern within one year of the issuance of the Company’s condensed consolidated financial statements included herein.
In reaching this conclusion, management considered that the $19.6 million of cash and cash equivalents held as of June 30, 2026 - substantially all of which was provided by the Business Combination and the related Private Placement described below - together with the approximately $3.25 million of Tranche 2 proceeds received after June 30, 2026 and approximately $13 million of additional proceeds expected to be received from the Tranche 3 Closing, which is expected to close shortly, is not expected to be sufficient to fund the Company’s operations and obligations for at least twelve months from the issuance date of those financial statements.
Current Liquidity
As of June 30, 2026, the Company held $19.6 million in cash and cash equivalents, compared to $25.3 million at December 31, 2025.
The Company's principal sources of liquidity during the six months ended June 30, 2026 were the Business Combination, which was consummated on May 7, 2026, and the related Private Placement. Upon the closing of the Business Combination, the Company gained access to the public capital markets and received the cash held in the trust account (net of redemptions), together with the proceeds of the concurrent Private Placement, in which investors subscribed for an aggregate of approximately $50 million of Class A Common Stock and accompanying warrants of which $33.5 million were received as of June 30, 2026. These proceeds, net of transaction costs and amounts used to satisfy obligations at closing, are the primary source of the $19.6 million of cash and cash equivalents held as of June 30, 2026. The Company did not generate cash from operations during the period and expects to continue to rely on financing activities, rather than operating cash flow, to fund its operations for the foreseeable future.
Expected Financing Sources
The Company expects to continue incurring operating losses for the foreseeable future as it invests in additional Enhanced Games and Enhanced Breakers events and in the continued commercialization of its Live Enhanced platform. The Business Combination, consummated on May 7, 2026, provided access to public capital markets and Private Placement proceeds, and the Company expects to complete the third and final closing of the Private Placement shortly, from which it expects to receive additional gross proceeds of approximately $13.3 million. The Company also entered into a sponsorship arrangement with Zoop, contemplating approximately $10.0 million of consideration. While management currently expects payment may be received under the arrangement, the timing and ultimate collectability remain subject to the satisfaction of contractual requirements and other conditions. Accordingly, no revenue or receivable has been recognized under the Zoop arrangement as of June 30, 2026.
Management believes these actions provide meaningful near-term liquidity; however, there can be no assurance that additional capital will be available on acceptable terms when needed.
Restricted or Non-Cash Assets

The Company holds a contract asset consisting of Rezolve common stock, recorded at $10.0 million as of June 30, 2026, which is subject to a lock-up through December 23, 2026 and is not included among the Company's cash resources. The Company also holds advertising and marketing credits received in connection with its Rumble sponsorship arrangement, which is consumed as an expense over time and similarly does not represent a source of near-term liquidity.
Expected Uses of Cash
Accounts payable and accrued expenses were $40.1 million at June 30, 2026, consisting predominantly of Games and transaction-related obligations incurred during the quarter. A portion of this balance is subject to negotiated payment terms with vendors that extend settlement beyond the ordinary course, which management considers in evaluating the Company's near-term cash requirements. Other current liabilities were $2.2 million at June 30, 2026. The Company also had a stock subscription deposit of $8.5 million at June 30, 2026 associated with the second tranche of the Private Placement financing; this amount is included in cash and presented as Additional Paid in Capital within the condensed consolidated balance sheet as of that date.
Cash flows for the Six Months Ended June 30, 2026 and 2025
The following table summarizes the Company’s cash flows for the periods indicated:

	Six Months Ended
	June 30, 2026	June 30, 2025
Net cash used in operating activities	$(43,984,605)	$(7,505,904)
Net cash used in investing activities	(7,445,834)	(19,959)
Net cash provided by financing activities	45,783,107	8,964,076
Cash Flows from Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities was $(44.0) million compared to $(7.5) million for the same period in 2025. The increase primarily reflects the ramp-up in Games, athletes and event operating costs, selling, general and administrative expenses, and transaction-related cash expenditures as operations scaled toward the inaugural Enhanced Games. Operating cash flows also reflect a $33.5 million increase in accounts payable and accrued expenses, partially offset by a $17.5 million increase in prepaid expenses and other current assets. In addition, a portion of the Company's $17.7 million of revenue recognized during the period was settled through non-cash consideration, including equity securities and advertising and marketing services received from sponsorship partners, rather than cash receipts.
Cash Flows from Investing Activities
For the six months ended June 30, 2026, net cash used in investing activities was $(7.4) million as compared to $(20) thousand for the same period in 2025. The increase was primarily due to equipment purchases and capitalized internal-use software in preparation for the Enhanced Games.
Cash Flows from Financing Activities
For the six months ended June 30, 2026, net cash provided by financing activities was $45.8 million as compared to $9.0 million for the same period in 2025. The increase resulted primarily from proceeds associated with the Business Combination, Private Placement financing, and SAFE issuances during the period.
Debt and Credit Facilities
On March 18, 2026, the Company entered into a Working Capital Note with Apeiron for a line of credit commitment of up to $20.0 million. Borrowings under the Working Capital Note bore interest at 5.0% per annum. In connection with the consummation of the Private Placement, the Working Capital Note became subject to mandatory prepayment, and the Company repaid the outstanding balance using proceeds from the Private Placement financing. The Working Capital Note was terminated in connection with its repayment, and as of June 30, 2026, the Company had no borrowings outstanding and no further borrowing availability under this facility.

Future Funding Requirements and Sources
Following the elevated level of operating cash outflows in the second quarter of 2026 associated with the inaugural Enhanced Games and the completion of the Business Combination, the Company expects operating cash outflows to decline during the remainder of 2026. The Company nevertheless expects to continue to use cash to:
•scale staffing and infrastructure;
•invest in marketing and content production for the Enhanced Games and Enhanced Breakers events;
•satisfy contractually obligated expenses in relation to the Enhanced Games;
•advance the Live Enhanced platform; and
•fund legal, accounting, and compliance costs associated with operating as a public company.
As of June 30, 2026, the Company held $19.6 million in cash and cash equivalents and had an accumulated deficit of $110.4 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date the condensed consolidated financial statements included herein were issued.
Management has evaluated these conditions and is pursuing plans to address the substantial doubt, including raising additional capital through equity offerings, debt facilities, or strategic partnerships, negotiating extended payment terms with vendors, as well as actively managing operating expenditures. However, there can be no assurance that such plans will be successfully implemented, that additional financing will be available on terms acceptable to the Company, or at all.
As a result, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated as of the date of issuance of the condensed consolidated financial statements included herein.
Contractual Obligations
As of June 30, 2026, the Company had no long-term debt obligations or material contractual commitments. The Company expects future contractual obligations to increase as operations expand and may enter into additional service and sponsorship arrangements, as well as additional equity or debt financing arrangements.
Off-Balance Sheet Commitments and Arrangements
The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Specifically, the Company:
•has no guarantees or letters of credit issued on behalf of third parties;
•has no unconsolidated entities or special-purpose vehicles that finance its operations or hold assets for its benefit; and
•has no purchase obligations, derivative contracts, or forward commitments other than ordinary-course vendor agreements related to event planning and marketing services.
Management monitors potential exposure arising from pending sponsorship negotiations and vendor letters of intent; however, none of these arrangements represent binding obligations as of June 30, 2026.
Critical Accounting Estimates

This management’s discussion and analysis of the Company’s financial condition and results of operations is based on the financial statements included elsewhere in this Report, which have been prepared in accordance with US GAAP for interim financial information. The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and related disclosures. Management’s estimates are based on its historical experience and on various other factors that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and any such differences may be material. There have been no material changes to the Company's critical accounting estimates from those described in the critical accounting estimates section in the Company’s Proxy Statement/Prospectus, except for the updates described in this Report.

The Company’s critical accounting estimates include those relating to revenue recognition (including the identification and measurement of performance obligations, the estimation of variable and equity-settled consideration, and the assessment of whether collection of consideration is probable), stock-based compensation, the fair value of warrants and other equity-linked instruments, and management’s assessment of the Company’s ability to continue as a going concern. See Notes 2 to the condensed consolidated financial statements included elsewhere in this Report.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2 to our condensed financial statements included in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this item
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in the Company’s internal control over financial reporting described under “Risks Related to Operating as a Public Company ― The Company has identified material weaknesses in its internal control over financial reporting. If remediation of these material weaknesses is not effective, if the Company experiences additional material weaknesses, or if the Company otherwise fails to maintain an effective system of internal controls in the future, it may not be able to accurately report its financial condition or results of operations” in Part II, item 1A, “Risk Factors” of this Report and below, the Company’s disclosure controls and procedures were not effective as of June 30, 2026.
The material weaknesses identified in the Company’s internal control over financial reporting were insufficient controls over (i) entity-level controls and the financial close process affecting the control environment, control activities, information and communication and monitoring components; (ii) third-party valuation reports; and (iii) user-access information technology general controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company has begun implementing a remediation plan intended to address these material weaknesses, including hiring additional qualified accounting and financial reporting personnel and designing and implementing formal policies, processes and documentation procedures relating to its financial reporting, including the oversight of third-party service providers. The Company expects to continue these remediation efforts through fiscal 2026 and into 2027, and the material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. The Company cannot provide assurance as to when remediation will be complete.
Notwithstanding the identified material weaknesses, management, including the Chief Executive Officer and Chief Financial Officer, believes that the unaudited condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented, in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
Other than with respect to continuing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any legal proceeding that we believe would, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flow. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Report before making an investment decision. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition, or results of operations.
Risks Related to the Company’s Financial and Capital Needs
The Company will need to raise additional capital to support its growth initiatives, and such capital may not be available on economically favorable terms, if at all. This could hamper the Company’s growth and adversely affect its business.
The Company’s business plan is to organize sporting events and related media content, offer attractive athlete compensation and provide state-of-the-art medical profiling for competing athletes, as well as to provide telehealth operations, merchandising and other direct-to-customer products. The planning, organization and broadcasting of the Company’s sporting events is expected to require significant capital investment. In addition, the Company’s direct-to-consumer activities, depending on their scale, may also require capital investment. There can be no assurance that the Company will have access to the capital it needs when required, either on favorable terms or at all. If the Company cannot raise required capital when necessary, notwithstanding the expected completion of the Tranche 3 Closing, which is expected to close shortly, its financial condition, business, prospects and operations could be materially adversely affected. The Company may raise funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, covenants that restrict the Company’s business or other unfavorable terms. The Company may also raise funds through the sale of equity securities, which could dilute its shareholders. In particular, as a result of redemptions by A Paradise shareholders in connection with the Business Combination, the Company may require additional funding in order to fund critical aspects of its operations; failure to obtain such funding could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the exercise of the PIPE Warrants, including any exercise of the PIPE Warrants following any anti-dilution adjustment, will also dilute the ownership interest of shareholders as a result of the downward adjustment to the then in effect exercise price and the related adjustment to increase the number of PIPE Warrant Shares then exercisable. For more information, see “—Risks Related to the Company’s Financial and Capital Needs-Any future equity offerings or other financing arrangements, options, top-up awards and/or warrant exercises may dilute shareholders’ ownership and adversely affect the market price of the Class A common stock”.
Our current cash and cash equivalents are insufficient to fund our operations and there is substantial doubt about our ability to continue as a going concern.
We have incurred substantial losses from operations since inception and expect to continue to incur operating losses for the foreseeable future as we seek to launch additional Enhanced Games and other live events (including the Enhanced Breakers event series), continue to develop and commercialize the Live Enhanced platform and fund our public company costs. As of June 30, 2026, the Company had $19.6 million in cash and cash equivalents. Based on our current cash and cash equivalents and expected operating cash requirements, management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date the condensed consolidated financial statements included in this Report were issued. As an early-stage company with a limited operating history and a novel business model, our ability to accurately forecast our future revenues, expenses and operating cash requirements is inherently limited, which contributes to this uncertainty. We concluded that these conditions raise substantial doubt about the Company's ability to continue as a going concern within one year of the issuance of the Company’s condensed consolidated financial statements included herein.

Our condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, included in this Report have been prepared assuming that we will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty. Our ability to continue as a going concern depends on our ability to obtain additional capital through equity or debt financings, strategic transactions or other sources of liquidity. We expect the Tranche 3 Closing to close shortly, however, we may not be able to obtain the additional financing we will require beyond the resulting proceeds, on acceptable terms, or at all. If we are unable to raise sufficient additional capital when needed, we may be required to delay, reduce or eliminate certain planned operations, including activities relating to the Enhanced Games or the Live Enhanced platform, or otherwise curtail or cease operations. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations and could cause investors to lose all or part of their investment.
The Tranche 3 Closing is expected to occur shortly; however, the Company will require additional capital beyond the resulting proceeds to fund its operations.
Pursuant to the terms of the Purchase Agreement, the Tranche 3 Closing is required to close as soon as reasonably practicable after the effectiveness of the Stockholder Consent following the distribution of the Information Statement. The Company filed the Information Statement on July 17, 2026 and, therefore, the Stockholder Consent became effective on or about August 6, 2026, which triggered the Tranche 3 Closing, which is expected to close shortly and is expected to generate gross proceeds of approximately $13.3 million. The Company will require additional capital beyond the Private Placement proceeds to fund its operations, and if the Company is unable to raise such capital when needed, its financial position may be materially and adversely affected.
Any future equity offerings or other financing arrangements, options, top-up awards and/or warrant exercises may dilute shareholders’ ownership and adversely affect the market price of the Class A common stock.
On July 8, 2026, the Company filed a registration statement with the SEC on Form S-8 providing for the registration of shares of Class A common stock issued or reserved for issuance under its compensation plans. Subject to the satisfaction of vesting conditions and the expiration of any applicable lock-up agreements, such securities registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction.
Former Enhanced shareholders and the Sponsor are subject to staged lock-up releases, which permit the sale of additional Class A common stock into the public market at various times. In addition, this registration statement covers not only shares of Class A common stock currently outstanding, but also shares of Class A common stock issuable upon exercise of the PIPE Warrants. The issuance and resale of such shares, or the perception that such issuances and resales may occur, could increase the number of shares of Class A common stock eligible for sale into the public market and adversely affect the market price of Class A common stock.
Further, the Company is not restricted from issuing additional Enhanced Group Class A common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, Class A common stock. As a result, from time to time, the Company may consider raising capital through the sale of securities. The Company could issue additional Enhanced Group common stock or offer debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or preferred shares. The issuance of additional Enhanced Group common stock or the issuance of convertible securities could dilute the ownership interest of existing shareholders. Debt securities convertible into equity could also be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit the Company’s ability to pay dividends to the holders of Enhanced Group common stock. Similarly, any debt incurred may include covenants that could restrict the operations of the Company, and therefore affect its business, results of operations and value of its common stock. In addition, in connection with the Private Placement, the Company agreed to issue an aggregate of 12,853,468 PIPE Warrants to purchase up to 12,853,468 PIPE Warrant Shares and which PIPE Warrants have an anti-dilution adjustment provision that could result in the issuance of additional shares of Class A common stock.
The market price of the Class A common stock could decline as a result of such an offering and from other sales, or the perception of sales, of a large block of Class A common stock or similar securities in the market after an offering. The decision to issue securities in any future offering will depend on market conditions and other factors beyond the Company’s control, which may adversely affect the amount, timing or nature of future offerings. As a result, holders of the Class A common stock bear the risk that the Company’s future offerings may reduce the market price of the Class A common stock and dilute their percentage ownership.

The fixed prices under the Sponsor Equity Agreement may differ materially from the market value of the Sponsor’s shares at the time of exercise, which could result in value transfers and adversely affect the market perception of the Company’s securities.
Concurrently with the execution of the Business Combination Agreement, Apeiron and the Sponsor entered into the Sponsor Equity Agreement that provides each party with put and call options with respect to the Sponsor’s equity interests in the Company. Under the Sponsor Equity Agreement, Apeiron granted the Sponsor an option to require Apeiron to purchase up to 100% of, and the Sponsor granted Apeiron an option to purchase up to 100% (and not less than 78%) of, the Sponsor’s equity interests in the Company. The exercise prices for these options are fixed dollar amounts that may not reflect the fair market value of the Sponsor’s shares at the time the put option or call option is exercised. As a result, depending on market conditions at the relevant time, the exercise of either the put option or the call option could result in a transfer of value between Apeiron and the Sponsor that does not correspond to the then-current market value of the Company’s equity.
Any such value transfer, or market perception that the options were exercised at prices inconsistent with prevailing valuations, could negatively affect investor confidence, the trading price of our securities, and perceptions of fairness in its capital structure. In addition, the existence of the fixed-price options may create incentives for one party to exercise the options at a time that is advantageous to it but not to other shareholders, further contributing to potential volatility or downward pressure on our share price.
The Company’s management has broad discretion in the use of proceeds from the Business Combination and the Private Placement Investment and may not use them effectively.
The Company cannot specify with certainty the particular uses of the net proceeds it received from the Business Combination, the Private Placement and cash proceeds, if any, from exercise of the PIPE Warrants. The Company’s management has broad discretion in the application of the net proceeds and may spend all or a portion of the proceeds in ways that Enhanced Group’s shareholders may not desire or may not yield a favorable return, given the untested nature of the Company’s business. The failure of management to effectively apply the net proceeds from the Business Combination and the Private Placement in either case could harm the Company’s business, financial condition, results of operations and prospects.
The expectations for future operating and financial results and market growth of the Company rely in large part upon assumptions and analyses developed by it. If these assumptions or analyses prove to be incorrect, or market conditions change in a way not anticipated, the Company’s actual operating results may be materially different from its anticipated results.
The Company’s business, including its sporting events and media content, and direct-to-customer business lines, is developing and untested. Given the unprecedented nature of the Company’s business model, and the fact that the Company has only conducted the inaugural 2026 Enhanced Games, there is significant uncertainty regarding its business, prospects and future operating performance, and there can be no assurance that the Company’s assumptions regarding its business, market opportunities or operating model will prove to be accurate. The Company’s business is subject to numerous economic, competitive, industry-specific, regulatory and other uncertainties and contingencies, many of which are difficult or impossible to predict and are beyond the Company’s control. If the Company’s assumptions prove incorrect or if it is unable to successfully execute its business model, its business, financial condition and results of operations could be materially adversely affected.
The Company’s sporting events and media content, and its Live Enhanced platform, may never achieve commercial success due to factors such as limited market adoption, competition or unforeseen challenges in scaling operations. The Company’s actual results may also be adversely affected by risks relating to its business, industry performance, regulatory environment, general economic conditions and the other factors described in this Report.
In addition, expectations for the Company’s future performance are based on assumptions that are subject to change. There can be no assurance that the Company’s future financial condition or operating results will align with its expectations, or with those of investors and securities analysts. If the Company’s actual results differ significantly from its expectations, it may need to make strategic adjustments that could adversely impact its financial condition and operational results.

The unaudited pro forma condensed combined financial information included in the Proxy Statement/Prospectus may not be indicative of what Enhanced Group’s actual financial position or results of operations would have been.
The unaudited pro forma condensed combined financial information included in the Proxy Statement/Prospectus has been derived from the historical financial statements of Enhanced Ltd. and A Paradise and has been adjusted to give effect to the Business Combination and related transactions. The pro forma information is presented for informational purposes only and is based on assumptions and adjustments that Enhanced Ltd. and A Paradise believe are reasonable. However, the pro forma information does not reflect future events, including nonrecurring charges or the impact of market conditions on revenue or expense, and such assumptions may not prove to be accurate. Accordingly, the unaudited pro forma condensed combined financial information may not be indicative of what Enhanced Group’s actual financial position or results of operations would have been had the transactions been completed as of the dates indicated, and should not be relied upon as an indication of Enhanced Group’s future results or financial position.
The Company does not expect to pay cash dividends for the foreseeable future.
The Company currently expects to retain all available funds and future earnings, if any, for use in the operation and growth of its business and does not anticipate paying cash dividends for the foreseeable future. Any future determination to pay dividends will be at the discretion of its board of directors, subject to compliance with applicable law and any contractual provisions, including under any agreements for indebtedness the Company may incur, that restrict or limit its ability to pay dividends, and will depend upon, among other factors, results of operations, financial condition, earnings and capital requirements that its Board deems relevant. Accordingly, realization of a gain on an investment by a shareholder in the Company will depend on the appreciation of the price of the Class A common stock, which may never occur. The Company’s inability or decision not to pay dividends could also adversely affect the market price of the Class A common stock.
Risks Related to Operating as a Public Company
The Company’s board of directors and management have limited experience overseeing and operating a public company, and may encounter challenges establishing an experienced and independent board of directors, which is essential in overseeing a public company.
The Company’s board of directors and management team are in the process of transitioning to the oversight and operational responsibilities associated with being a publicly traded company. While certain members of the Company’s board of directors and executive team have prior experience with public companies, their collective experience with the management of a U.S. public company or the related obligations imposed under federal securities laws is limited. As a result, the Company’s board of directors and management may face a period of adjustment as they establish policies, procedures and controls appropriate for a public company environment, including compliance, investor relations, and public disclosure practices.
The Company’s board of directors and management intend to continue enhancing the Company’s corporate governance framework, including by considering the addition of directors with public company experience. However, there can be no assurance that the Company will be able to identify and recruit suitable candidates within the desired timeframe. Further, the integration of new directors and the alignment of their expertise with the Company’s strategic objectives may take time. During this transition period, the Company’s directors and management may be required to devote substantial time and attention to developing and implementing these new governance and compliance processes, which could divert resources from other business activities.
The Company has identified material weaknesses in its internal control over financial reporting. If remediation of these material weaknesses is not effective, if the Company experiences additional material weaknesses, or if the Company otherwise fails to maintain an effective system of internal controls in the future, it may not be able to accurately report its financial condition or results of operations.
In connection with the preparation of the audits of the Company’s financial statements as of December 31, 2025 and 2024, the Company and its auditors identified material weaknesses as defined under the Exchange Act, and by the PCAOB in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s financial statements will not be prevented or detected on a timely basis. The material weaknesses identified for the Company were insufficient controls over (i) entity-level controls and financial close process affecting the control environment, control activities, information and communication and monitoring components (ii) third party valuation reports (iii) user-access information technology general controls. The Company is working to remediate these material weaknesses and is taking steps to strengthen its internal control over financial reporting. The Company plans to hire qualified staff as well as develop and implement formal policies, processes and documentation procedures relating to our financial reporting, including the oversight of third-party service providers. The actions that we are taking are subject to ongoing executive management review. If the Company is unable to successfully remediate the material weaknesses, or if in the future, it identifies further material weaknesses in internal controls over financial reporting, the Company may not detect errors on a timely basis, and financial statements may be materially misstated. See Part I, Item 4. “Controls and Procedures” elsewhere in this Report. The Company may not be able to conclude on an ongoing basis that it has effective internal control over financial reporting, which could harm its operating results, cause investors to lose confidence in reported financial information and cause the trading price of the Class A common stock to fall. In addition, as a public company, the Company is required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report its financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of shares from NYSE or other adverse consequences that could materially harm its business. In addition, the Company could become subject to investigations by NYSE, the SEC, and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm the Company’s reputation and financial condition, or divert financial and management resources from its core business.
Neither the Company’s management nor an independent registered public accounting firm has performed an evaluation of the Company’s internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, because no such evaluation has been required. Had the Company or its independent registered public accounting firm performed an evaluation of the Company’s internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.
The Company incurs increased costs and is subject to additional regulations and requirements as a public company.
The Company has incurred and will continue to incur significant legal, compliance, accounting and other expenses that Enhanced did not incur as a private company. As a public company, the Company is subject to the reporting requirements under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules implemented by the SEC and NYSE.
The Company’s management and other personnel must devote a substantial amount of time to these compliance initiatives. Moreover, the Company expects these rules and regulations to substantially increase its legal and financial compliance costs and to make some activities more time-consuming and costly. The Company cannot predict or estimate the amount or timing of additional costs it may incur to respond to these requirements. While the Company cannot predict or estimate the amount or timing, it is likely that the costs would be disproportionately burdensome given the new and untested nature of its business.
These laws and regulations could also make it more difficult or costly for the Company to obtain certain types of insurance, including director and officer liability insurance, and it may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. It may also be more difficult for the Company to attract and retain qualified persons to serve on its board of directors or committees of its board of directors or as executive officers. If the Company fails to satisfy its obligations as a public company, it could be subject to fines, sanctions, delisting of its common stock, other regulatory action and potentially civil litigation.
The Company may face challenges in identifying material information and communicating such information to investors. These challenges are heightened by the novelty of the Company’s business and the lack of closely comparable benchmarks.
The Company is subject to the SEC’s reporting requirements for public companies, including extensive securities laws and stock-exchange requirements governing periodic and current reporting, fair disclosure, use of non-GAAP measures and key performance indicators (“KPIs”), and internal controls. The Company’s business model, as described in this Report has few directly comparable public peers and limited established disclosure conventions. This lack of comparable peers may increase the difficulty of assessing materiality, selecting decision-useful KPIs to disclose to the market, and determining the appropriate level of detail and context for narrative financial disclosure in the Company’s quarterly and annual reports, earnings materials, guidance, and other investor communications.
As the convenor and operator of its sporting events, the Company determines event scheduling and content, is responsible for outcomes of its events, and sets and enforces policies concerning athlete eligibility, enhancement protocols, adverse findings and discipline. Information relevant to these determinations, such as preliminary or confirmatory test results, alleged protocol violations, medical or safety reviews and disciplinary outcomes, can be provisional, sensitive or confidential and may evolve rapidly. Judging when developments relating to these matters require disclosure to investors and how much detail to provide involves significant judgment. Acting too early, too late, or with incomplete context could expose the Company to claims that its disclosures were misleading or omitted material facts.
Operations relating to the Company’s Live Enhanced offering may also present complications relating to these assessments. Metrics related to prescription patterns, clinical outcomes, adverse events, reimbursement and patient engagement implicate privacy and confidentiality obligations and an evolving framework of healthcare and telemedicine regulations. These considerations may limit the granularity of what the Company can disclose, and the lack of standardized, widely accepted industry metrics for the Live Enhanced services currently provided and anticipated to be provided by the Company increases the risk that its KPIs or operational data could be viewed as non-comparable, non-standard or confusing. Further, overlap between the Company’s event operations and Live Enhanced platform (for example, where athletes may also be Live Enhanced participants) may heighten sensitivity. Additionally, since the Company’s Live Enhanced services are delivered primarily through third party service providers, if these parties do not provide data to the Company in a timely manner, use different definitions, or change systems, our metrics (for example, completed visits, treatment starts, continuation rates, churn, customer acquisition cost/patient lifetime value) may be delayed, revised or non-comparable between periods.
Further, the Company will be integrating and enhancing disclosure controls and procedures and internal control over financial reporting on a compressed timeline. As a result, the Company may need to align historical private company practices with public company standards; and forward-looking information shared during the Business Combination process may differ materially from subsequent results. The Company’s frequent public facing event communications (including promotional materials, social media and press) also raise heightened risks under fair disclosure and antifraud rules if material non-public information is selectively disclosed or if marketing content is later alleged to be incomplete or misleading in light of subsequent developments.
Collectively, these factors increase the risk that the Company’s public disclosures could be deemed incomplete, untimely or misleading; that its KPIs or operational results could be challenged; or that investors may misinterpret its communications, leading to potential volatility in the price of its common stock, reputational harm, SEC comments or enforcement actions, stock-exchange inquiries and shareholder litigation. Further, as noted in “—Risks Related to Operating as a Public Company-The Company has identified material weaknesses in its internal control over financial reporting. If remediation of these material weaknesses is not effective, if the Company experiences additional material weaknesses, or if the Company otherwise fails to maintain an effective system of internal controls in the future, it may not be able to accurately report its financial condition or results of operations”, the Company’s disclosure controls may not fully mitigate the challenges inherent in its unique business model, and its policies and metrics may evolve over time in ways that reduce period-to-period comparability.
Aspects of the Company’s business may be viewed as controversial, which could subject the Company to increased scrutiny, negative publicity and reputational harm and could adversely affect its business.
The creation and promotion of the Enhanced Games, and related events in which Enhanced Athletes are permitted to use Performance-Enhancing Substances and protocols under medical supervision represents a departure from mainstream athletic competition where athletes are prohibited from using such substances and protocols. Furthermore, the Company intends to engage in the development, offering and commercialization of such enhancement-related products, services and content. These activities are viewed as controversial by some athletes, sport enthusiasts, the public and certain stakeholders because many traditional sports organizations and anti-doping bodies prohibit the use of Performance-Enhancing Substances and protocols in sanctioned competition and have historically promoted policies discouraging their use. In addition, some organizations may raise concerns regarding safety, efficacy, competitive integrity, ethical considerations or the manner in which certain Performance-Enhancing Substances, protocols or related products are marketed, prescribed, dispensed or otherwise made available, including through direct-to-consumer or digital channels.
As a result, the Company may be subject to increased scrutiny, criticism or adverse publicity from regulators, policymakers, medical or public-health authorities, traditional sports organizations, anti-doping agencies, athlete associations, advocacy groups, the media and members of the public. Such scrutiny or publicity, whether or not well-founded, could adversely affect the perception or acceptance of the Company’s business model and limit demand for its events, content and related offerings. In addition, counterparties such as venues, broadcasters and streaming platforms, sponsors and advertisers, payment processors and other service providers may decline to enter into, impose additional conditions on, or terminate relationships with the Company due to reputational concerns, internal policies or regulatory considerations. Heightened scrutiny could also increase the likelihood of additional regulatory requirements, delays or conditions associated with permits, approvals or other authorizations, and could result in increased compliance, security, public relations and stakeholder engagement costs, as well as investigations, enforcement actions or litigation. If any of these risks materialize, the Company’s ability to operate its business, commercialize its offerings and execute its strategy could be materially adversely affected, which could result in reduced demand, increased costs and lower revenues and could materially and adversely affect its business, financial condition and results of operations.
As a result of the controversial nature of the Company’s business, there may be limited analyst coverage, negative investor perception and difficulties in attracting institutional investors, which could materially adversely affect the trading price and liquidity of the Company’s securities.
The trading market for the Class A common stock depends in part on the research and reports that third-party securities analysts publish about the Company and its business. The Company may be unable to attract research coverage in a timely manner or at all and if one or more analysts cease coverage of the Company, the price and trading volume of its securities would likely be negatively impacted. If any of the analysts that may cover the Company change their recommendation regarding its securities in an adverse manner, the price of its securities would likely decline. If any analyst that may cover the Company ceases covering it or fails to regularly publish reports on it, the Company could lose visibility in the financial markets, which could cause the price or trading volume of its securities to decline. Moreover, if one or more of the analysts who cover the Company downgrades the Class A common stock, or if its reporting results do not meet their expectations, the market price of the Class A common stock could decline.
In addition, the controversial nature of the Company’s business may cause negative investor perception and limit demand from certain institutional investors. Some institutions and index providers apply investment mandates, exclusionary screens, internal policies, liquidity thresholds or other criteria that could restrict or deter investment in the Company’s securities. Moreover, an increasing number of major investors, exchange-traded funds and mutual funds have strict rules around certain policies, including environmental, social and governance criteria, and such concerns could lead these investors to avoid purchasing or holding the Company’s securities.
Limited coverage and constrained institutional participation may make it more difficult and costly for the Company to raise additional capital. Any of these outcomes could adversely affect the market for the Company’s securities and could materially and adversely affect its business, financial condition and results of operations.
Risks Related to the Company’s Business Model, Commercial Operations and Operating Market
The Company has an unproven business model, limited operating history and a lack of revenue, and it is difficult to evaluate the Company’s prospects.
The Company is in the early stages of executing its business plan, has only conducted the inaugural 2026 Enhanced Games and first Enhanced Breakers event series and has a limited operating history as an organizer of sports events and coordinator of direct-to-consumer products. To date, the Company’s activities have consisted primarily of organizing and staffing, business planning and conducting the inaugural 2026 Enhanced Games and first Enhanced Breakers event series, capital raising, building a roster of athletes, sourcing clinical research study participation opportunities, producing a brand documentary and building a prescription system in conjunction with its partners in delivering the Live Enhanced platform services, and operating the Live Enhanced platform following its February 2026 commercial launch. These limited activities provide little basis on which to evaluate its business, strategy, operating plan or future results, and if the Company’s model fails to achieve market acceptance or certain milestones, the Company may never generate significant revenue or achieve profitability, which could materially and adversely affect shareholders’ investments.
The Company’s business model, including holding future Enhanced Games and other sporting events in which Performance-Enhancing Substances are permitted, and building a related commercial ecosystem around such events including, among other things, the provision of Live Enhanced services, is novel and unproven. Ongoing audience acceptance, sponsor interest, media rights demand and the willingness of athletes, venues, partners and local authorities to participate are all uncertain. Further, the future treatment of Performance- Enhancing Substances by regulators and sanctioning bodies is also uncertain, and any changes to these regulations could impact the Company’s business model, see “—Risks Relating to the Company’s Legal and Regulatory Obligations-Uncertain and evolving laws and regulations governing Performance-Enhancing Substances, sporting rules and related licensing could materially adversely affect the Company’s ability to stage the Enhanced Games and operate its business, including its Live Enhanced platform”. Therefore, there can be no assurance that the market will develop as the Company anticipates, that the concept will be permitted in the jurisdictions where the Company seeks to operate or that the Company will be able to compete effectively against established sports and entertainment alternatives.
The Company currently has limited revenues and does not expect to generate significant revenues unless and until it executes agreements relating to media rights, sponsorship and merchandising, and until its Live Enhanced services are operating more broadly. Entering into, maintaining and performing its obligations under these agreements and delivering on the anticipated expansion of its Live Enhanced offerings in conjunction with third-party service providers involved in the offerings are each subject to significant execution risk, and delays, terminations or failures to close or renew these arrangements, including as a result of the Company’s reliance on partners, could materially and adversely affect the Company’s business, financial condition and results of operations.
Because of its limited operating history and the evolving nature of its proposed industry, the Company has limited insight into the trends that may affect its business and faces challenges forecasting revenues, budgeting expenses and allocating resources appropriately. Any projected or illustrative financial information would necessarily reflect a high degree of uncertainty and risk and should not be relied upon as indicative of future performance. In particular, while the Company conducted the inaugural 2026 Enhanced Games and the first Enhanced Breakers event series, there can be no assurance that future events will be successfully executed, attract sufficient audiences, athletes or sponsors, or generate revenues at the levels the Company anticipates.
The Company has not yet demonstrated its ability to launch and scale live events, secure and enforce the necessary intellectual property and content rights, establish compliant athlete recruitment and safety protocols, produce event related content at commercial scale or build the sales, marketing and distribution capabilities needed to support its business plan. Operational setbacks, unforeseen expenses, reputational concerns, safety incidents or changes in applicable laws or regulations could further impede progress. As a result, the Company’s financial condition and operating results may fluctuate significantly from period to period, and results for any period should not be viewed as indicative of future performance. Any of the foregoing could prevent the Company from achieving profitability and could result in a significant decline in the value of shareholders’ investments.
Because the market for the Company’s sporting events and related products is unproven, demand may not develop or be sustained, which would adversely affect the Company’s business, financial condition and results of operations.
The Company’s addressable market is unknown and consumer acceptance of its sporting events and media content, Live Enhanced platform and other direct-to-customer offerings is unproven. The Company’s ability to generate revenues is sensitive to rapidly changing consumer tastes and entertainment trends, as well as the popularity of the Company’s brand, events and participating athletes. These factors are also expected to affect demand for the Company’s related products, including enhancement products delivered to consumers through its Live Enhanced services, as well as merchandising products. Success of each aspect of the Company’s business will depend significantly on the Company’s ability to create compelling sporting events and distribute related content through channels that align with evolving consumer preferences while competing against a wide and expanding array of entertainment choices enabled by technological change. If consumer preferences do not align with the Company’s offerings, or if demand for sporting event distribution rights and related content and products fails to materialize at expected levels, the Company’s business could be adversely affected. Demand for the Company’s events may be affected by factors that are difficult to predict or control, including shifts in the social and political climate, public health events, macroeconomic conditions, negative publicity or changes in the perceptions of the Company’s brand among consumers, sponsors, distributors and venue partners. The “enhanced” nature of the Company’s sporting events may attract heightened scrutiny and divergent public views, and any negative perception could reduce viewership, sponsorship and licensing or distribution opportunities and affect demand for related enhancement products. Failure to anticipate or respond timely to such sentiment could result in reduced demand for the Company’s events and content.
The Company may be required to make significant commitments before learning whether a particular event or format will attract sufficient consumer interest, including guaranteed payments to athletes, venue deposits and production expenditures. Events are planned months in advance, and if the public is not receptive, if an event underperforms, or if an event is postponed or canceled, the Company may be unable to recover such costs. The availability and marketability of high-profile athletes can also influence demand; unavailability or reduced participation could limit the Company’s ability to generate anticipated revenue from specific events.
Initial indications of interest may not translate into sustained demand, and there is no guarantee that future demand for the Company’s events or related products and services will meet management’s expectations. To the extent the Company’s events, products and services do not meet consumer expectations, or if the Company is unable to maintain brand appeal while expanding its offerings (particularly the expansion of its Live Enhanced platform), the Company’s future revenues and growth prospects could be adversely affected. Even if consumer acceptance emerges, it may be volatile, may plateau below expectations or may decline as novelty fades or competing entertainment options proliferate.
Any of the foregoing could materially and adversely affect the Company’s business, financial condition and results of operations.

The Company’s revenue model is unproven and depends on the successful launch and scaling of live events and related monetization (media and broadcasting rights, sponsorships and advertising, ticketing and hospitality and merchandise). Delays, cancellations or less than expected demand could materially adversely affect the Company’s business, financial condition and results of operations.
The Company intends to manage competitive sports events and over time to monetize those events through broadcasting and other media distribution, sponsorships and advertising, ticketing and hospitality and merchandise. The Company also intends to offer Live Enhanced services in which consumers are given the opportunity to follow tailored enhancement protocols, receive enhancement products and purchase personalized supplements, the demand for which is expected to significantly depend on the success of the Enhanced Games and the Company’s other sporting events. These revenue streams are untested at the scale reflected in the Company’s plans, and its assumptions regarding pricing, adoption, audience size and engagement, sponsor demand and per event economics are inherently speculative. In particular, while the Company conducted the inaugural 2026 Enhanced Games, there can be no assurance that future events will be successfully executed, attract sufficient audiences, athletes or sponsors, or generate revenues at the levels the Company anticipates. If consumer or corporate demand is lower than the Company anticipates or if its brand building and marketing efforts fail to attract and retain fans in a crowded entertainment landscape or drive participation in its direct-to-consumer product and service offerings, the Company’s results could be below expectations. If the Company does not successfully anticipate market needs and execute on delivering quality products and services that meet those needs on a timely basis, it may not be able to compete effectively and its ability to generate revenues will suffer. The Company cannot guarantee that it will be able to anticipate future market needs and opportunities or be able to develop products and services to meet such needs or opportunities in a timely manner, if at all. The Company’s ability to realize anticipated media and sponsorship revenues also depends on negotiating, renewing, and performing under distribution, licensing, advertising and sponsorship arrangements. The Company may have limited influence over the pricing, packaging or promotional strategies of distributors and platforms, and competitive dynamics or regulatory developments can change how rights are sold and valued. If it fails to secure distribution on expected terms, if the number of viable bidders declines, if platform policies or laws limit rights exploitation or if advertising markets weaken, the Company’s media and sponsorship revenues could be lower than projected.
Demand for the Company’s sporting events, media content and related products and services is further tied to discretionary consumer spending and, in the case of sponsorship and advertising revenue, corporate marketing budgets, both of which are sensitive to macroeconomic conditions such as inflation, interest rates and overall economic uncertainty. A deterioration in these conditions can reduce ticket sales and hospitality spending, depress pay per view or subscription purchases and advertising rates and cause sponsors to reduce or defer commitments. Prolonged or pronounced weakness in consumer or corporate spending would adversely affect the Company’s business.
If any of the foregoing occur, the Company’s revenues and cash flow could be significantly reduced, it may not achieve or sustain profitability, it could require additional capital, and its business, financial condition and results of operations could be materially adversely affected.
Event postponements, cancellations, or material modifications could leave the Company with unrecovered costs, refund obligations, and reduced revenue, and insurance (if any) may not adequately protect against these losses.
As an operator of live events, the Company bears most or all of the costs of convening and operating its sporting events and will ordinarily commit to those costs significantly before an event occurs. If a planned event is delayed, materially modified or does not occur, the Company may be unable to recoup its investments, may be required to issue refunds or credits for tickets and hospitality and may realize reduced media, sponsorship and licensing fees. Rescheduling can also result in substantial incremental costs and lower attendance or viewership. Sporting events are vulnerable to numerous factors outside the Company’s control, including severe weather, public health concerns, security incidents, natural disasters, labor actions, transportation or supply chain disruptions, permitting or other regulatory issues, venue availability constraints, technology failures and injuries, withdrawals or other failure of participants to appear, which could force postponement, relocation or cancellation. Insurance may be unavailable on acceptable terms, may exclude certain risks, is subject to deductibles and limits, and may not cover lost profits, reputational harm, or all of the Company’s losses. If these risks were to materialize, and the Company’s insurance did not cover the losses incurred as a result, the Company’s financial condition and results of operations would be materially adversely affected.
Geopolitical instability and armed conflict in the Middle East could disrupt the Company’s activities in the U.A.E., which could adversely affect its business.
Although the Company’s principal operations are in the United States and it conducted the inaugural Enhanced Games in Las Vegas in May 2026, it maintains relationships with facilities and medical professionals in and is currently sponsoring a Clinical Research Study in the U.A.E. and certain athletes that participated in the inaugural Enhanced Games are, from time to time, located in the U.A.E. in connection with that study and related activities. Geopolitical instability and armed conflict in the Middle East, including in and around the Gulf region, could in the future adversely affect these activities by creating heightened security risks; endangering the Company’s personnel and independent contractors (including athletes), disrupting study operations, site access, vendors or logistics; delaying or restricting travel into or out of the U.A.E.; increasing security, insurance and transportation costs; and causing the postponement, suspension, relocation or cancellation of activities in the U.A.E. Any such disruptions could delay or impair the Clinical Research Study, endanger athletes and personnel or impede athlete preparation or travel, increase the Company’s costs and reduce its ability to carry out its business plans on the timeline it currently expects, or at all, any of which could materially and adversely affect its business, financial condition, results of operations, cash flows and prospects.
Enhanced Athletes and Enhanced Games events may not deliver the expected level of performance or entertainment value, which could materially harm the Company’s revenue streams.
The Company held the inaugural 2026 Enhanced Games in May 2026, which involved a mix of Enhanced Athletes and Non-Enhanced Athletes. For future Enhanced Games and other sporting events, if Enhanced Athletes do not outperform Non-Enhanced Athletes, or perform below the expected level, there is a risk that such events may not deliver the level of performance or entertainment value that audiences, sponsors, distribution partners and other stakeholders expect. Further, participation in enhancement protocols is voluntary, and if athletes elect not to enhance, respond unpredictably to enhancement, withdraw from events or otherwise fail to deliver superior or compelling performances, there is a risk that future Enhanced Games or other sporting events may be perceived as having delivered underwhelming or inconsistent results, which could cause demand for subsequent events of the Company to decline and impair the Company’s ability to secure and expand commercial arrangements. Although the inaugural 2026 Enhanced Games produced a world record and 21 personal bests, there can be no assurance that athletes will deliver comparable performances at future events, including events in the Enhanced Breakers series, or that any scheduled record attempt will be successful.
Further, if the Enhanced Games and other sporting events fail to prove the concept of performance increasing as a result of the enhancement protocols in which the athletes voluntarily participate, demand for the Company’s Live Enhanced platform is likely to decrease, and may not meet the expectations of management or reach the levels that underlie the Company’s projections.
The quality and popularity of the Company’s events drive its principal revenue streams, each of which could be adversely affected by underwhelming athlete performance or unfavorable reception of the product concept, including:
•Sponsorship revenue through sponsorship relationships;
•Retail, merchandising, apparel and product licensing revenue through product sales;
•Broadcasting and media revenue through linear and digital platforms;
•Event day revenue through ticket sales and concessions; and
•Demand for the Company’s Live Enhanced platform.
In addition, perceived low quality or inconsistency could make it more difficult to attract and retain top athletes for future sporting events or participation in future enhancement protocols, and make it more difficult for the Company to enter into or maintain operating agreements and to negotiate favorable media distribution and sponsorship terms.
Because the Company is a development stage company pursuing a novel and unproven concept and with limited current revenue, any failure to conduct expected events, or shortfall in event quality or popularity for events that do occur, could have a disproportionate impact on its business, financial condition and results of operations.
The Company’s insurance, indemnification and other risk mitigation arrangements may be unavailable or insufficient to protect it against liabilities arising from Live Enhanced, the Enhanced Games and the Clinical Research Study, which could expose it to significant losses, which could materially harm the Company’s business, financial condition, results of operations and prospects.
The Company’s operations expose it to a variety of actual and potential liabilities, including professional liability claims arising from healthcare services, including telehealth services, made available through Live Enhanced, product liability and other product-related claims relating to OTC supplement blends sold through Live Enhanced, and bodily injury, property damage, cancellation and other event-related claims relating to the Enhanced Games. Although the

Company seeks to obtain and maintain insurance coverage that it believes is appropriate for its operations, certain coverage is still being evaluated as of the date of this Report, may not be available on acceptable terms or at all and, if available, may be subject to exclusions, sub-limits, deductibles, retentions and other limitations. Specifically, the Company maintains general liability insurance and intends to purchase supplemental insurance to cover third-party claims in connection with the Live Enhanced platform. The Company obtained special event cancellation and other insurance in connection with the inaugural Enhanced Games, but it may not be possible or appropriate to obtain the same level of insurance coverage in connection with future events including the Enhanced Breakers events. In addition, any indemnification rights or other contractual protections the Company may have had, may be unavailable, unenforceable or insufficient, and any claims that are not covered, are only partially covered or exceed available policy limits could result in significant out-of-pocket costs, diversion of management attention, reputational harm and increased operating expenses.
With respect to Live Enhanced, healthcare services, including telehealth services, may give rise to claims alleging medical malpractice or other professional liability. Although such services are provided by third-party telehealth providers and the Company expects to benefit from contractual indemnification and additional insured status under that provider’s insurance policies, users may nonetheless assert claims directly against the Company, including on a vicarious liability theory based on the Company’s branding and role in the platform. Such claims may exceed available insurance limits and the telehealth provider’s ability to indemnify the Company, and the Company may be unable to obtain supplemental telehealth liability insurance on acceptable terms or at all. In addition, OTC supplement blends sold through Live Enhanced could be subject to product liability claims, contamination, tampering, mislabeling, recalls or other damage, and the Company may be unable to benefit from contractual or indemnity protection or obtain and maintain product liability or related coverage for these risks on acceptable terms or at all.
Future Enhanced Games and other live events will involve substantial risk. For future events, the Company intends to seek appropriate and proportionate special event insurance, including general liability coverage for bodily injury and property damage to spectators and other third parties, as well as workers’ compensation, automobile insurance and other appropriate endorsements, and will explore event cancellation insurance to cover non-refundable expenses if an event is cancelled for reasons beyond its control. However, such coverage may not be available on acceptable terms or at all and, if obtained, may cover only a portion of the Company’s losses and remain subject to deductibles, exclusions and other limitations. Moreover, the Company does not have third-party liability insurance covering personal injury or death claims by athletes training for or participating in the Enhanced Games, and it has not been able to obtain such coverage due to the difficulty of underwriting that risk. Although the Company seeks to mitigate this exposure through medical and health assessments, those measures may not prevent injuries, adverse health outcomes or related claims.
In connection with the Clinical Research Study, the Company has obtained human clinical trial liability insurance for claims by participants arising from personal injury or death in the U.A.E, as required by applicable law. However, that coverage is limited in scope, applies only to certain claims and jurisdictions, and may not protect the Company against all liabilities associated with the Clinical Research Study. If the Company incurs uninsured or underinsured liabilities, or if its existing insurance, indemnification or other risk mitigation arrangements prove inadequate, its business, financial condition, results of operations and prospects could be materially adversely affected.
The Company’s reliance on third parties for its Live Enhanced services exposes it to significant risks.
The Company relies on third parties to provide essential components of its Live Enhanced platform, including clinical staffing, prescribing and compliance infrastructure. This reliance places key elements of the Company’s operations outside of its direct control and exposes the Company to risks that could materially and adversely affect its business. Since the Company depends on third-party service providers for clinician resources, prescribing practices and regulatory compliance, the Company faces risks of delays, errors or quality issues in the delivery of care. The Company may also have limited oversight of how the third-party service providers recruit, train or supervise clinicians that provide the Company’s services, and there can be no assurance that these practices will consistently meet the Company’s standards or regulatory requirements. In addition, the third-party service providers may prioritize their own business objectives over those of the Company, which could result in conflicts of interest or misalignment in strategy and execution.
If the third-party service providers fail to perform their obligations, the Company’s remedies may be limited to contractual recourse, which may not be sufficient to protect the Company against operational or reputational harm. Replacing a service provider or transitioning these services in-house could be costly, time-consuming and uncertain, and the Company may not be able to secure alternative providers on acceptable terms, or at all.
Furthermore, changes in pricing or other contractual terms with the third-party service providers could negatively impact the Company’s margins, financial condition and results of operations.

The Company’s reliance on third parties for venues, equipment and other essential elements of the Enhanced Games and other events exposes it to significant risks.
The Company depends on a wide range of third-party providers to supply critical components necessary for the successful planning, production and execution of future Enhanced Games and other events, including but not limited to sporting venues, competition facilities, athletic equipment, event-operations services, lodging, transportation, broadcast-production resources, and other specialized products and services. In particular, several of the Company’s anticipated arrangements with pool operators, facility providers and related infrastructure suppliers for future events remain at the letter-of-intent or indicative-discussion stage and have not yet been formalized into binding agreements. As a result, there is no assurance that such suppliers will enter into definitive agreements on acceptable terms or at all, which could require the Company to identify alternative facilities, incur higher costs, or modify event plans on short notice. The Company’s dependence on these third parties places key elements of its operations outside of its direct control, exposing it to risks that could materially and adversely affect its business, financial condition and prospects.
Because hosting a multi-sport global event requires timely access to compliant and competition-grade venues and equipment, the Company faces risks of delays, shortages, performance issues, or quality failures by third-party providers. The Company may have limited oversight over how these vendors source, maintain or deliver facilities and equipment, and cannot guarantee that such third parties will consistently meet the Company’s safety, performance, regulatory or contractual standards. In addition, these counterparties may prioritize their own commercial or strategic interests over those of the Company, creating potential conflicts of interest or misalignment in planning, scheduling or operational execution.
If any third-party provider fails to perform its obligations, becomes insolvent, breaches a contract, or is otherwise unable or unwilling to supply the required venue access, equipment or services, the Company’s remedies may be limited to contractual recourse, which may not be sufficient to prevent operational disruption or reputational harm. Securing alternative venues, equipment suppliers or event-services providers, particularly on short notice, could be costly, time-consuming and uncertain, and the Company may not be able to procure acceptable replacements on commercially reasonable terms, or at all. Moreover, increases in pricing or changes in other contractual terms imposed by third-party providers could negatively impact the Company’s cost structure, margins and financial results. The Company’s ability to organize future Enhanced Games and other events will depend in substantial part on successfully arranging and coordinating numerous third-party products and services in a timely and reliable manner, including sporting venues, competition facilities, athletic equipment, event-operations services, lodging, transportation, and broadcast-production resources. There can be no assurance that the Company will be able to finalize required agreements, secure necessary venues and equipment, or otherwise obtain all essential third-party deliverables for future events. If the Company is unable to do so, it may be forced to alter, delay, reduce the scope of, or cancel future events, which would materially harm its business, reputation and growth prospects.
Restrictions or loss of access to third-party analytics, technology platforms and data systems, many of which are controlled by established organizations that may oppose the Company’s model, could impair the Company’s products and broadcasts, increase its costs, reduce engagement and monetization, and expose it to disputes.
The Company’s business relies on timely, reliable access to technology and data systems. Many of these technology and data systems may be owned or controlled by established organizations, such as sporting federations and leagues, venues and technology vendors, data rights-holders and measurement providers, or by parties that have significant outstanding relationships with these established organizations, in each case that may view the Company as a competitor or otherwise choose, for strategic, contractual or regulatory reasons, to restrict or deny it access. There is no assurance that it will obtain or maintain access to these technology and data systems on commercially reasonable terms or at all.
These counterparties could: (i) refuse to license or renew access; (ii) terminate or narrow existing access rights (including by imposing rate limits, delaying delivery, removing fields or changing formats); (iii) increase fees or impose usage, attribution or exclusivity restrictions that conflict with the Company’s business model; or (iv) condition access on compliance terms or operational standards that are costly or impracticable. They may also assert that contractual obligations, exclusive arrangements, internal policies or regulatory considerations prevent them from providing it access.
If the Company’s access is restricted or withdrawn, it may be forced to rely on less accurate, delayed or incomplete third-party substitutes, or to invest in self-collection of data. These alternatives may degrade the quality, timeliness and reliability of its broadcasts and products; increase its operating costs; reduce user engagement, advertiser and sponsor demand and overall monetization; and impair its ability to meet partner, advertiser or contractual service-level commitments.

In addition, if the Company pursues alternative data collection or integration methods, it could face allegations from rights-holders or technology providers that its activities violate contracts or infringe intellectual property, privacy, data-protection or other rights. Defending such claims could be costly and time-consuming, and adverse outcomes could result in damages, injunctions, loss of access to data or systems and requirements to modify or cease features.
Risks Relating to the Company’s Legal and Regulatory Obligations
Uncertain and evolving laws and regulations governing Performance-Enhancing Substances, sporting rules and related licensing could materially adversely affect the Company’s ability to stage the Enhanced Games and operate its business, including its Live Enhanced platform.
The legal status of Performance-Enhancing Substances varies significantly across jurisdictions and in some cases remains unsettled. Changes in drug scheduling, anti-doping regimes or sporting regulations, whether through new legislation, reinterpretation of existing rules or shifts in enforcement priorities, could materially alter the Company’s business model. For example, if international or national sporting authorities, including WADA, were to permit broader use of certain Performance-Enhancing Substances, the Company’s differentiated value proposition could diminish and its competitive position could be weakened. Conversely, if regulation of these substances becomes more restrictive or enforcement more stringent, the Company’s compliance costs could increase substantially and its ability to stage the Enhanced Games or other sporting events or to offer related products and services direct to consumers could be limited or prohibited.
Because the Company’s business is in its development stage and has not been subject to a consistent or comprehensive regulatory framework upon which to base expectations of future regulation, there is an elevated risk that regulators may adopt unexpectedly adverse positions, impose unexpected obligations or deny, suspend or condition approvals required for the operation of the Company’s business. The Company’s operations depend on the Company or its partners obtaining and maintaining multiple permits, licenses and approvals at the local, state and federal levels including, as applicable, event, venue and promoter permissions; health and safety authorizations; and licenses, registrations and other approvals relating to its Live Enhanced platform (including permission and licenses required relating to pharmacy operations and prescription of substances). These regimes are complex and evolving, and they may change with little notice. Delays, denials, revocations or burdensome conditions could force the Company or its partners to modify, relocate, postpone or cancel events or service offerings, reduce the scope of its operations or exit certain markets altogether.
Authorities could also determine that aspects of the Company’s activities violate, or facilitate violations of, applicable laws or rules (including controlled substance, anti-doping, advertising, consumer protection, or telehealth and prescribing requirements). The Company could face civil or criminal investigations or enforcement actions, penalties, fines, injunctions, asset seizures, license restrictions, requirements to block or limit access in particular jurisdictions, litigation and reputational harm. Even good faith compliance efforts may be deemed insufficient as laws and interpretations change, and frequent changes increase the Company’s compliance costs and the risk of error.
Any of the foregoing could adversely affect the Company’s reputation and relationships with athletes, partners, venues and regulators, and could have a material adverse effect on its business, competitive position, financial condition, results of operations and growth prospects.
International expansion would expose the Company to complex and evolving laws and enforcement risks. If the Company cannot obtain and maintain required approvals, or if local authorities, regulators or sanctioning bodies restrict its business model, the Company may be unable to stage events or offer Live Enhanced services abroad, which would limit its addressable market and harm its business.
The Company expects that part of its long-term growth could come from operating events and related businesses outside the United States and from marketing its Live Enhanced platform to international consumers. Doing so would subject the Company to additional legal, regulatory, tax and compliance regimes. Activities that may be permissible or achievable in one jurisdiction (including the staging of the Enhanced Games and other sporting events, and the supply of enhancement products) may be restricted, require prior authorization or be prohibited in others. If the Company or its partners cannot timely secure or maintain the approvals, licenses, permits, no-action positions or other clearances needed to operate, it may be unable to enter or remain in those markets, reducing its target market and impairing its growth prospects.
Approval, licensing and compliance requirements vary widely by country and often by locality. Approval in one jurisdiction does not ensure approval elsewhere, and regulators may not accept reliance on data or standards from other countries. Requirements can include, among other things, rules governing pharmaceutical advertising and promotion, telemedicine practice and physician licensure, prescription, dispensing and distribution of controlled substances, import or export and customs, event safety and public permitting, consumer protection, privacy and data localization (including with respect to health-related data), employment and immigration, and the use of Performance-Enhancing Substances in connection with sporting events. Meeting these country-specific and sometimes conflicting rules could be costly and time consuming, and approvals, if attainable, may be delayed, conditioned, withdrawn or denied.
Even if the Company is permitted to operate, it could face ongoing risks typical of conducting business internationally, including changes in laws and enforcement priorities; reduced protection or uncertain enforceability of intellectual-property rights; foreign ownership or investment restrictions; political or social instability; restrictions on currency conversion, cash repatriation or intercompany payments; foreign-exchange volatility; enhanced disclosure, tax and accounting burdens; and exposure to anti-corruption, anti-money-laundering, sanctions and export controls regimes. Any of these could increase costs, disrupt operations, or subject the Company to civil or criminal penalties. Where appropriate, the Company may seek to collaborate with local partners or enter into operating agreements to host events or support its Live Enhanced platform. These arrangements pose additional risks, including diligence and oversight challenges, potential vicarious liability for partner misconduct, disputes over performance or economics, inability to obtain or renew local permits through partners, and reputational harm. If partners fail to comply with applicable laws or the Company’s standards, or if relationships are delayed, terminated or not renewed, the Company may lose market access or face enforcement actions and penalties. In some jurisdictions, regulators, sports authorities or sanctioning bodies could oppose, restrict or ban aspects of the Company’s business. Such opposition could limit athlete recruitment, venue availability, sponsorship and media opportunities or the legality of the Company’s Live Enhanced platform in those markets. Consequences of the foregoing could include the inability to enter certain countries, event cancellations or relocations, loss or suspension of licenses or approvals, seizure of products or equipment at borders, monetary penalties, litigation, adverse publicity, increased compliance costs, operational delays, impaired intellectual property protection and difficulties moving cash or realizing returns from local operations. Any of these outcomes could materially and adversely affect the Company’s business, financial condition and results of operations.
Injuries or adverse health outcomes at events or in connection with the Live Enhanced platform could subject the Company to substantial liability, regulatory scrutiny and reputational damage and could materially adversely affect its business.
Producing and promoting live athletic events involves inherent risks to participants and spectators. Injuries, accidents, illnesses and other incidents occur in the sports industry and may occur in connection with the Company’s events at venues it operates or rents, which could result in personal-injury or other claims, increase the Company’s expenses and reduce attendance, popular support and related revenues. Insurance coverage may be unavailable or insufficient to cover these liabilities.
The physical nature of the Company’s events exposes participating athletes to the risk of serious injury or death. Athletes and other claimants have pursued, and may in the future pursue, litigation against sports organizations alleging long-term health effects from sports-related injuries. Similar claims could be asserted against the Company, including claims relating to the uncertain long-term effects of Performance-Enhancing Substances. Although participants are typically independent contractors responsible for maintaining their own health, disability and life insurance, the Company may provide or be expected to provide coverage under accident, event or general liability policies and, where coverage is unavailable or inadequate, it may self-insure medical or other costs. Any death, serious injury or illness sustained by athletes in connection with the Enhanced Games could result in significant liability and adversely affect the Company’s business, financial condition and results of operations.
In addition, the Company’s Live Enhanced platform could expose it to product-liability, professional liability and other claims, including allegations that advice, protocols or enhancements recommended through those services caused illness, injury or other adverse outcomes. While these services are provided by partners, the acquisition of customers through the Company’s platforms and proprietary branding of enhancement products expose the Company to the risk of liability claims. Any such claims could lead to substantial defense costs, sizable judgments or settlements, heightened regulatory scrutiny, adverse publicity and impediments to commercialization of the Company’s Live Enhanced platform.
Regardless of merit or eventual outcome, claims of the types described above could result in, among other things:
•decreased demand for enhancements recommended by the Company or for the Company’s events;
•injury to the Company’s reputation and negative media attention;
• withdrawal of athletes and reduced attendance at events;
•significant costs to defend litigation and address regulatory inquiries;

•substantial monetary awards to athletes or consumers;
•loss of revenue; and
•limitations on the commercialization or expansion of its Live Enhanced platform.
While the Company requires its partners to, and expects to, maintain insurance coverage for liabilities associated with its events and direct-to-consumer products and services offered on its Live Enhanced platform, such insurance may contain significant exclusions or may be insufficient to cover all losses. The same applies to secondary insurance that the Company may attempt to obtain. Such insurance may not be available on reasonable terms or at all. Premiums and other costs may increase as its operations expand, and it may not be able to obtain or maintain adequate coverage. For more information, see “—Risks Related to the Company’s Business Model, Commercial Operations and Operating Market-The Company’s insurance, indemnification and other risk mitigation arrangements may be unavailable or insufficient to protect it against liabilities arising from Live Enhanced, the Enhanced Games and the Clinical Research Study, which could expose it to significant losses, which could materially harm the Company’s business, financial condition, results of operations and prospects.” Any uninsured or under-insured liabilities could have a material adverse effect on its business, financial condition and results of operations.
The Company may face significant litigation and regulatory challenges from incumbent sports organizations, competitors, and regulators that could delay or prevent the Enhanced Games or other sporting events, require changes to the Company’s business model, and materially harm its financial condition, results of operations, reputation.
The Company’s strategy contemplates, among other things, organizing, promoting and commercializing elite sporting events that may compete with, or be perceived to disrupt the interests of, established sports bodies, event promoters, leagues, athlete representatives and their commercial partners. These incumbents may seek to protect their positions by pursuing litigation and administrative actions by lobbying regulators, legislators, and industry leaders to adopt or interpret rules adverse to the Company’s operations. Potential claims or proceedings could include alleged (i) infringement or misuse of third-party intellectual property (including broadcast production, timing or scoring, and software tools), (ii) deceptive or comparative advertising under false advertising or consumer-protection laws, (iii) unfair competition or tortious interference relating to athlete participation, exclusive venue or media contracts, sponsorships or endorsements, (iv) misuse of trade secrets or confidential information, (v) violation of event “blackout”, eligibility or sanctioning rules, and (vi) antitrust or competition law violations. Even if meritless, such actions can result in temporary restraining orders or preliminary injunctions that delay or cancel events; pressure venues, media platforms, payment processors, ticketing providers and sponsors to terminate or refuse to enter into agreements with the Company; and reputational harm that impairs athlete recruitment, audience growth and commercial partnerships.
The Company’s marketing strategy may also at times include comparative claims or direct references to incumbent offerings. Competitors could bring advertising challenges that, regardless of outcome, are costly to defend and could result in orders to modify or discontinue campaigns or damages. Regulators could also scrutinize the Company’s advertising and promotional content for allegedly misleading claims, which could lead to fines, consent orders or other remedies.
Because the Company expects to eventually operate and stage events and provide its Live Enhanced platform in multiple jurisdictions, it anticipates facing overlapping and evolving legal regimes and private enforcement risks. Defending multi-front proceedings or responding to multiple investigative demands should they arise may be time-consuming, expensive and divert management’s attention from operating the business. The Company may be required to indemnify partners, employees, or contractors. Insurance may be unavailable, subject to exclusions, insufficient, or contested, and adverse publicity from any dispute may continue even after resolution. Any of the foregoing could (i) delay or prevent the launch or continuation of the Enhanced Games; (ii) force changes to the Company’s event formats, athlete participation policies, marketing or partnerships; (iii) reduce revenue, increase expenses and negatively affect cash flows; (iv) impair its ability to retain or attract athletes, sponsors, media platforms and venues; and (v) cause it to incur significant damages or settlement costs. In addition, pending or threatened claims could deter financing sources or otherwise impede the Company’s ability to obtain financing.
There can be no assurance that the Company will prevail in any such dispute, obtain adequate injunctive or monetary relief or be able to modify its business on commercially reasonable terms to mitigate the impact of any adverse ruling. The timing and outcome of litigation and regulatory processes are inherently uncertain, and even successful defenses may not fully compensate for lost opportunities, costs, and reputational harm.

Failure to comply with evolving data-protection, privacy and information-security laws and industry standards, or to prevent security incidents, could result in regulatory actions, significant costs and liability, reputational harm and could limit the Company’s ability to enter into or maintain key partnerships.
As a result of its Live Enhanced platform and sponsorship of clinical research studies, the Company collects, uses and stores substantial volumes of personal data, including health-related information about athletes and patients. The Company relies on internal systems and third-party vendors to process this data. Increasingly sophisticated threats to the Company’s or vendors’ systems could lead to unauthorized access, use, loss, alteration or disclosure of data, theft of confidential information or other security incidents. Any such event could trigger costly remediation, business disruption, loss of consumer and partner trust, negative publicity, contractual liability and regulatory scrutiny, and could materially harm the Company’s business, financial condition and results of operations. In particular, the Company expects to rely on third-party service providers to facilitate the offerings on its Live Enhanced platform. While the Company will remain the owner of relevant patient and consumer data, portions of that data may be hosted on, transmitted through, or otherwise processed within systems controlled by the third-party service providers. Any vulnerability, failure, misconfiguration, outage or breach within such systems could result in unauthorized access to, loss or exfiltration of, or inability to access such data.
The Company’s operations must comply with a complex and rapidly changing framework of data protection and privacy requirements in the United States and internationally. These include, as applicable, U.S. federal and state privacy and security laws and related health-information rules for covered entities and business associates, and international regimes such as the EU General Data Protection Regulation and the UK GDPR, among others. These laws impose obligations regarding the collection, use, disclosure, security and cross-border transfer of personal data. They also carry significant penalties and enforcement risk, and often differ or conflict by jurisdiction, increasing compliance costs and the risk of error. Further, depending on the realized nature and scope of the Company’s Live Enhanced platform, it could face additional obligations under health-privacy and security rules and heightened enforcement risk for any breach. Failure to comply, or perceived non-compliance, could result in investigations, fines, penalties, litigation, governmental orders and reputational damage.
In addition to legal requirements, current and prospective enterprise customers, sponsors, healthcare partners and other counterparties require adherence to contractual data-protection commitments and recognized security frameworks. If the Company fails to obtain, maintain or demonstrate compliance with such standards, partners may decline to do business with the Company, delay or terminate negotiations, impose burdensome contractual terms or require costly remediation, which could limit its ability to initiate or expand key relationships and adversely affect growth.
Changes in or evolving interpretations of the laws, regulations and guidelines governing the marketing, prescription, and administration of Performance Enhancing Substances, controlled substances and certain supplements may adversely impact our business.
We are subject to various laws, regulations and guidelines imposed by governmental authorities (including, in the U.S., the FDA, DEA, and in the U.A.E., the Abu Dhabi Department of Health and the U.A.E. Ministry of Health and Prevention) relating to the marketing, acquisition, prescribing, transport, packaging/labeling, management and administration of Performance Enhancing Substances, controlled substances and certain supplements, which also include laws, regulations and guidelines relating to global sport competition, health and safety and the conduct of operations. In addition, given the relatively early-stage nature of our business and operations, our understanding of and approach to the marketplace and our growth strategy continue to evolve as we develop our business, systems and processes, and the market in which we compete becomes more fully developed. Interpretation of these laws, rules and regulations and their application to our operations is evolving and ongoing. No assurance can be given that new laws, regulations and guidelines will not be enacted or that existing laws, regulations and guidelines will not be amended, repealed or interpreted or applied in a manner which could require extensive changes to our operations, increase compliance costs, give rise to material liabilities or termination of our contracts with third-party telehealth service providers or others, restrict the growth opportunities that we currently anticipate or otherwise limit or curtail our operations. Amendments to current laws, regulations and guidelines governing the prescription, sale, transport, administration and use of Performance Enhancing Substances, controlled substances and certain supplements, more stringent implementation or enforcement thereof or other unanticipated events are beyond our control and could require extensive changes to our operations, which in turn may result in a material adverse effect on our business, financial condition and results of operations.
Certain products prescribed through our Live Enhanced platform may be controlled substances subject to DEA regulation. As of the date of this Report, testosterone replacement therapy (“TRT”) is the only product offered on the Live Enhanced platform that is a controlled substance. Before the COVID-19 pandemic, the Ryan Haight Act and the U.S. Drug Enforcement Administration (“DEA”) implementing regulations required in-person medical evaluation before prescribing certain controlled substances, including TRT. Since 2020, the DEA and the U.S. Department of Health and Human

Services (“HHS”) have issued a series of temporary extensions permitting telehealth prescribing of certain controlled substances, including TRT, without a prior in-person medical evaluation. On December 30, 2025, the DEA and HHS jointly issued the Fourth Temporary Extension of these flexibilities, which became effective January 1, 2026 and is scheduled to remain in effect through December 31, 2026. This extension was issued to avert a lapse in prescribing authority while the agencies continue to finalize permanent regulations, and does not impose new federal documentation or registration requirements beyond those already applicable or change existing state-law requirements. The DEA has also published a proposed rulemaking—the Special Registration for Telemedicine (90 Fed. Reg. 6541, January 17, 2025)—that would, once finalized, establish a permanent framework for telehealth prescribing of controlled substances, including a new registration requirement (using three new categories of specialized registration) and heightened prescription, recordkeeping and reporting obligations for both practitioners and certain direct-to-consumer telehealth platforms. As of the date of this Report, that proposed rule has not been finalized. If permanent rules are more restrictive than the current extension—or if the current extension expires without final regulations in place—our third-party telehealth service providers may be unable or unwilling to continue prescribing controlled substances, including TRT, where such services are currently available, or may face significant new compliance burdens. If that were to occur, we would be required to amend or replace provider arrangements, revise care pathways, add in-person or hybrid models, or suspend or discontinue offering TRT, any of which could materially adversely affect our business, financial condition and results of operations.
Although we and our third-party telehealth providers have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, there can be no assurance that such policies and procedures are or will be effective to ensure compliance with the evolving legal and regulatory landscape in which we operate. The growth of our business and sales organization may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state and foreign laws described above or any other current or future healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, imprisonment for individuals, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.
Any actual or alleged non-compliance with existing laws, regulations, sporting rules, permits or safety requirements applicable to the Enhanced Games, athlete participation in the Enhanced Games, Live Enhanced or the Clinical Research Study could materially adversely affect the Company’s business, financial condition and results of operations.
The Company’s business is subject to a wide range of existing federal, state, local and foreign laws, regulations, ordinances, permits, contractual standards and sporting rules. These existing requirements apply not only to the Company’s and its personnel, but also in certain cases to athletes participating in the Enhanced Games, the independent clinicians and researchers involved in its Clinical Research Study, and the third-party telehealth service providers that support Live Enhanced. In the case of the Enhanced Games, athlete participation may violate, or be alleged to violate, existing eligibility rules and codes of conduct of sports governing bodies and other athletic organizations, anti-doping and prohibited-substance frameworks, event permitting requirements, venue health and safety requirements, medical screening and emergency response obligations, sponsorship and endorsement requirements, and other legal requirements applicable to athletes, support personnel and substances used in training or competition. In addition, Live Enhanced and the Clinical Research Study are subject to existing laws and regulations relating to telehealth, the practice of medicine, physician supervision, prescribing and dispensing, pharmacy and laboratory operations, controlled substances, informed consent, human-subject research, IRB oversight, privacy and data security, advertising and marketing, and consumer protection. If the Company, the athletes with which it contracts, its investigators, its clinicians, or its third-party telehealth service providers fail, or are alleged to have failed, to comply with any of these existing requirements, the consequences could be significant. Athletes could be deemed ineligible to participate in certain events, other than the Enhanced Games, suspended or banned by sports organizations, disqualified, stripped of results, or lose endorsements, team opportunities or other professional opportunities. The Company could face investigations, subpoenas, warning letters, fines, civil or criminal penalties, injunctive relief, permit restrictions, mandated changes to protocols or operations, suspension or termination of the Clinical Research Study, loss of commercial relationships, athlete or consumer claims, refund obligations, event postponements or cancellations, and significant reputational damage. Even if any claim or enforcement action is ultimately resolved in the Company’s favor, the burden and cost of responding to it and the related adverse publicity could make athletes less willing to participate in the Enhanced Games, make consumers less willing to use Live Enhanced, and make sponsors, broadcasters, venues, regulators and service providers less willing to work with the Company. Any of the foregoing could materially adversely affect the Company’s business, financial condition and results of operations.
Risks Related to the Health, Safety, and Ethics of the Company’s Operations
The Enhanced Games require specialized medical personnel, infrastructure and emergency-response capabilities. These requirements have been, and are expected to continue to be, costly and difficult to implement consistently across jurisdictions and, if inadequate, could expose the Company to significant liability, regulatory action and reputational harm.
As part of the preparation and delivery of its sporting events (including the Enhanced Games), the Company and its partners oversee and administer significant medical processes in respect of athletes and their enhancement protocols. These have required, and are expected to continue to require, significant expenditure in relation to the employment of medical personnel, the purchase of Performance-Enhancing Substances and other related costs.
Further, the Company has been, and expects to continue to be, required by venues, regulators, insurers, partners and its own policies to provide specialized on-site medical personnel and infrastructure and to implement comprehensive emergency protocols. These requirements can include, among other things, a designated medical director, credentialed physicians and paramedical staff, on-site ambulances, advanced cardiac life-support capabilities and equipment, emergency medications and supplies, and real-time medical monitoring and triage procedures. The costs to plan, staff, equip and operate these capabilities for each event, and to train personnel and conduct drills, may be significant and variable by venue and jurisdiction and may increase over time as standards evolve. For the inaugural 2026 Enhanced Games, all athletes were required to undergo comprehensive pre-competition medical and health screenings, and, based on the advice of the Independent Medical Commission, the Company disqualified one athlete from participation on the basis of such medical evaluations. The Company expects that future events, including Enhanced Breakers events, will require similar medical personnel, infrastructure and emergency-response capabilities. "Independent Medical Commission" means an independent commission comprised of qualified physicians, scientists, and other medical experts responsible for establishing and overseeing the Company's medical eligibility criteria, health and safety protocols, performance-enhancing substance policies, athlete monitoring procedures, and related medical standards for its competitions and affiliated activities.
In each case, there can be no assurance that the Company will be able to pass these significant costs on to athletes, broadcasters, sponsors or host venues without adversely affecting demand, margins or its ability to stage events. Availability of appropriately trained event medical personnel and specialized equipment can be limited, particularly during peak event periods or in locations with constrained healthcare resources, which may require the Company to pay premium rates or reschedule, relocate or modify events. In addition, regulatory authorities, venue operators or insurers may impose new or heightened conditions as a requirement of permitting an event, which could further increase costs or cause delays or cancellations if the Company cannot comply on commercially reasonable terms.
If the Company’s medical coverage or emergency response is inadequate, delayed or unsuccessful, participants or spectators could suffer serious injury or death. Such incidents could result in negative publicity; investigations or other regulatory actions; permit suspensions or denials; loss of venue access, sponsors and broadcast partners; and substantial liability, including negligence or wrongful-death claims. The Company’s insurance coverage may be unavailable, insufficient or subject to significant deductibles and exclusions, and adverse claims experience could increase its premiums and retentions or limit future coverage availability. Any of the foregoing could materially and adversely affect its brand, business, results of operations and financial condition.
The Company’s business depends on the continued service of experienced management and specialized medical talent, and its growth requires it to attract and retain additional qualified personnel. Failure to do so could impair operations, compliance and the Company’s ability to execute its strategy.
The Company’s performance depends on the efforts and expertise of its management team and its medical and operational personnel. As it scales its events and expands its Live Enhanced platform, the Company expects to hire additional commercial, technical, medical, business and administrative employees. In certain jurisdictions, licensure and other regulations impose minimum staffing or credentialing requirements, and its ability to obtain and maintain such licensure may depend on employing or contracting with specific categories of personnel. If the Company cannot recruit and retain the talent necessary to meet these requirements and to support its operations, its ability to sustain and grow the business could be materially harmed.

While the Company currently has a meaningful cohort of qualified medical and scientific personnel, continued growth may require it to add additional clinicians and other professionals on acceptable terms and timelines. Competition for experienced personnel is intense, and the loss of one or more key employees or higher-than-expected attrition could disrupt operations, delay initiatives and increase compensation and recruiting costs. If the Company does not effectively integrate new hires and scale its systems, processes and controls in step with headcount growth, it may fail to meet regulatory requirements, operational milestones or customer expectations.
Any inability to attract, retain and appropriately deploy qualified personnel could, among other things, delay product and service roadmaps, increase costs, hinder the Company’s ability to obtain or maintain required licensure, limit its ability to attract talented competing athletes. These developments could materially adversely affect the Company’s business, financial condition and results of operations.
Permitting athletes to use Performance-Enhancing Substances at events, even if limited to Market-Authorized Products, creates significant health, quality-control and regulatory risks and could result in serious injury, litigation, government action, reputational harm and other material adverse effects.
The Company permits athletes to use certain Performance-Enhancing Substances to improve cognitive and physical performance at its sporting events (including the Enhanced Games). While many such substances are included in Market-Authorized Products (i.e., products approved or otherwise authorized for marketing by the U.S. Food and Drug Administration or other applicable regulatory authorities), they may involve risks for particular individuals even when properly administered, and may be misused or improperly administered. Any adverse reaction suffered by a participant could lead to claims against the Company, negative publicity and withdrawal of support from partners and harm its business, financial condition and results of operations.
Further, while the Company implements careful protocols for its athletes in relation to enhancement regimes, the Company cannot fully control or verify what substances participants may choose to use outside these protocols, how they obtain them, how they combine them with other products or whether dosing and administration are medically appropriate. Despite the Company’s rules that limit permitted substances to Market- Authorized Products and require medical supervision, athletes may engage in “stacking”, or other protocols that increase the risk of severe injury or death. The Company may adopt drug-testing and quality-control protocols and rely on third-party laboratories and personnel, but such measures may fail to detect unsafe, counterfeit, contaminated, imported or compounded products, or may produce false negatives or false positives. Errors in testing, chain of custody or medical oversight could expose the Company to negligence, product-liability, medical-malpractice or other claims and may lead to event delays, cancellations or suspensions. Some athletes may seek to use investigational products or participate in clinical research studies. The Company may be unable to determine whether a participant is using an investigational product, is complying with clinical research study protocols or is an appropriate candidate for such use. Use of investigational products or participation in clinical research studies in connection with the Enhanced Games could heighten the risk of claims that the Company permitted or encouraged unsafe practices, as well as inquiries from regulators, sponsors, venues or insurers.
As of the date of this Report, other than TRT, the Performance-Enhancing Substances currently contemplated for use in connection with the Enhanced Games are not designated as controlled substances; however, classifications can change over time, and laws vary by jurisdiction. If any permitted substance were to be scheduled as a controlled substance under the federal Controlled Substances Act or analogous state or foreign laws, the Company could face substantial compliance burdens and potential liability. The Company may be required to modify its operations, restrict or discontinue the use of certain substances, or forgo the Enhanced Games in particular jurisdictions, any of which could materially and adversely affect the Company’s business, financial condition, results of operations or prospects.
Even if claims related to the use or misuse of Performance-Enhancing Substances are unsuccessful, defending them could be costly, divert management’s attention and harm the Company’s reputation. Insurance coverage may be unavailable, limited or subject to exclusions for activities related to Performance-Enhancing Substances, and any available coverage may be insufficient to cover its liabilities or increased premiums. Any of the foregoing could have a material adverse effect on the Company.
The Company is sponsoring a Clinical Research Study of Performance-Enhancing Substances and therefore faces significant liability and regulatory exposure.
In connection with the Company’s organization and sponsorship of athletic competitions and related programs, the Company is sponsoring a Clinical Research Study in order to assess the safety and tolerability of Performance-Enhancing Substances. As sponsor of the Clinical Research Study, the Company is responsible for, among other things, selecting and overseeing qualified investigators and third-party service providers, providing study-related information, monitoring study conduct, helping to ensure compliance with study protocols and applicable legal and regulatory requirements, and promptly addressing and reporting significant adverse events, safety concerns or other study-related issues. Any such involvement carries inherent risk of product-liability and related claims. Claims may be brought by study participants, governmental authorities, or other third parties and may arise even if adverse events are ultimately determined to be unrelated to the investigational product.
Allegations could also involve inadequate disclosures of risks to participants, protocol deviations, data integrity issues, investigator non-compliance or misconduct, improper monitoring, or improper promotion or use in competition. Government regulators could initiate inquiries, suspend, restrict, condition or terminate the study, or pursue civil or criminal enforcement, and sports governing bodies and anti-doping organizations could impose sanctions or restrictions on participants in the Company’s events or programs.
Any of the foregoing could result in, among other consequences:
•significant defense costs and diversion of management time;
•substantial settlements or judgments, including punitive damages where permitted;
•withdrawal of clinical research study participants and delays, suspensions or terminations of research studies;
• injury to its reputation and significant negative media attention; • reduced demand for associated products or services, loss of commercial partners and sponsors, and decreased participation and attendance at its events;
•restrictions on the ability to conduct future research studies, sponsor competitions, or commercialize or distribute products; and
•fines, penalties, exclusion, debarment or other regulatory actions.
In connection with the Clinical Research Study, the Company has obtained human clinical trial liability insurance covering claims by participants arising from personal injury or death in the U.A.E., as required by applicable law in the U.A.E. However, this insurance is limited in scope and may not cover all claims, all categories of loss, all claimants, or activities occurring outside the U.A.E. or outside the Clinical Research Study. The policy is also subject to exclusions, conditions, limits, deductibles or retentions, and any claims could exceed available coverage or be disputed by the insurer. Contractual indemnities from investigators, manufacturers, contract research organizations or other partners may be limited, unavailable or unenforceable, and counterparties may lack the financial resources to honor them. For more information, see “Risk Factors-Risks Related to the Company’s Business Model, Commercial Operations and Operating Market-The Company’s insurance, indemnification and other risk mitigation arrangements may be unavailable or insufficient to protect it against liabilities arising from Live Enhanced, the Enhanced Games and the Clinical Research Study, which could expose it to significant losses, which could materially harm the Company’s business, financial condition, results of operations and prospects.” Any of these outcomes could materially and adversely affect the Company’s business, financial condition, results of operations and prospects.
Ethical and public-perception risks regarding Performance-Enhancing Substance use in competitions could reduce participation and viewership, deter partners, prompt increased regulation and materially harm the Company’s business.
The Company’s business plan includes organizing and sponsoring athletic competitions in which athletes may use Performance-Enhancing Substances. This model may face strong opposition from members of the public, advocacy groups, prominent sports organizations and medical institutions that view Performance- Enhancing Substance use in sport as unsafe or unethical. Opponents may assert that its events encourage young people to rely on Performance-Enhancing Substances or to use them under unsafe, unsupervised or unregulated conditions. Negative sentiment could depress athlete participation and audience interest; trigger boycotts, protests, venue refusals, or content-distribution restrictions; and strain or prevent relationships with broadcasters, advertisers, merchandisers and sponsors, harming the Company’s reputation and revenues. Members of the medical community may contend that Performance-Enhancing Substance use in competition presents serious health risks, including the risk of overdose, adverse drug reactions and side effects, and unexpected medical emergencies. Adverse events at the Enhanced Games, the Company’s other sporting events, in connection with the Company’s Live Enhanced platform or in any research or clinical programs the Company sponsors or supports could intensify negative publicity, result in greater government scrutiny and more restrictive regulation of Performance-Enhancing Substances, and force it to modify its Performance-Enhancing Substance-focused model, reduce or discontinue certain events, or limit where and how it operates.

Adverse public attitudes could also diminish or block key revenue streams, including broadcasting, merchandising, and ticketing. The Company’s long-term profitability depends on both the perceived effectiveness of Performance-Enhancing Substances in enhancing performance and public acceptance of Performance-Enhancing Substance-enabled competition. More restrictive government regulation or sustained negative public opinion could therefore have a material adverse effect on its business, financial condition, results of operations, and prospects.
Risks Related to the Company’s Competition and Industry Opposition
The Company faces intense competition from established sports organizations and other entertainment providers. This increased competition could reduce demand for the Enhanced Games and the Company’s other products and services.
The markets in which the Company operates are highly competitive, in the United States and internationally. The Company competes for athletes, fans, media distribution, sponsorships, venues, host cities and production resources with traditional sports organizations and established leagues, including World Athletics, World Aquatics, the International Weightlifting Federation and the International Olympic Committee, among others, as well as with other forms of media, entertainment and leisure activities in a rapidly changing and increasingly fragmented environment.
These incumbents generally have longer operating histories, larger and more engaged fan bases, deeper financial and marketing resources, entrenched relationships with broadcasters and sponsors, and preferred access to venues and dates. They may leverage exclusive arrangements, preferred scheduling or other long-standing relationships to limit the Company’s access to distribution, venues, permits or critical services, or to secure more favorable commercial terms. Sports governing bodies and anti-doping organizations may also set or influence rules, policies or standards that restrict elements of the Company’s events or otherwise increase its costs or compliance burdens. In addition, current or new competitors could adopt formats similar to the Company’s, reducing its differentiation, and industry consolidation could further concentrate resources and bargaining power among rivals.
Any increase in competition or failure to address competitive pressures could lead to, among other things:
•lower attendance and digital viewership for the Company’s events;
•difficulty recruiting and retaining athletes and teams;
•reduced attractiveness to broadcasters, streaming platforms and sponsors, and less favorable media rights, sponsorship or licensing terms;
•higher costs to secure venues, production and talent, and to market its events;
•scheduling conflicts, loss of access to key venues or broadcast windows, or delays and cancellations; and
•erosion of its brand and reduced ability to expand into new markets.
Any of the foregoing could materially and adversely affect the Company’s business, financial condition and results of operations.
Actions by traditional sports organizations, such as bans, sanctions or threats of career consequences, could materially impair the Company’s ability to recruit and retain athletes, coaches and other key talent, which would reduce the appeal of its events and harm its business.
The Company’s business depends on identifying, recruiting and retaining athletes and coaches with elite performance and audience appeal. Traditional sports governing bodies, leagues and federations exert significant influence over sports professionals and have, and may continue to, discourage or prohibit participation in the Company’s events through public statements, rules, suspensions, loss of eligibility, or other penalties. If athletes, coaches or staff are deterred from working with the Company, its access to top talent would be limited, which would reduce the quality and attractiveness of the Enhanced Games, diminish media and sponsor interest, and adversely affect its results of operations.
Even where athletes are willing to participate, the Company’s ability to retain them is uncertain. Athletes may stop participating for a variety of reasons, and the Company cannot guarantee that it will continue to identify, recruit or retain key athletes or coaches. The costs to attract and retain talent, such as appearance fees, guaranteed payments, profit-sharing, training and medical support, could increase materially. Any serious or untimely injury, illness, unexpected retirement or death of a key athlete could reduce interest in the Enhanced Games and negatively affect operating results.

The Company may maintain insurance that covers certain payments to or on behalf of athletes in the event of death or disability; however, such insurance, if available at all, typically does not compensate for lost revenues, reduced popularity of events or increased costs to source replacements, and may include significant limits, exclusions and deductibles. The Company may choose not to obtain, or be unable to obtain, such insurance in some cases, and replacing a high-profile athlete or coach may require higher compensation and may not restore audience appeal.
Because the Enhanced Games and the Company’s other sporting events are expected to be a principal driver of revenue, both on a standalone basis and by increasing demand for the Company’s Live Enhanced platform, any limitation on the Company’s ability to recruit and retain participants would materially and adversely affect its business, financial condition and results of operations.
Venues, broadcasters, sponsors and key equipment or service providers may refuse to work with the Company or withdraw from existing or anticipated arrangements, whether due to pressure from incumbent organizations, regulatory or permitting decisions, or reputational concerns, which could delay or prevent the Enhanced Games and other sporting events, increase costs, impair monetization and materially adversely affect the Company’s business, financial condition, results of operations.
The Company’s ability to stage events and generate revenues from related media and sponsorship arrangements depends on maintaining and expanding relationships with venue owners and operators, promoters, broadcasters and streaming platforms, advertising partners and sponsors and specialized vendors (including production, timing or scoring, medical and safety, ticketing and payment services). The live events and sports industries are relationship-driven; access to venues and rights is often secured through the personal networks and credibility of promoters, executives and other key personnel. If it loses such personnel or if such relationships deteriorate, the Company may fail to obtain or retain critical rights on favorable terms, if at all. Many counterparties have broad discretion over whether to work with the Company, and agreements may be terminable at will or on short notice.
Further, incumbent organizations and stakeholders may seek to deter counterparties from working with the Company by exerting commercial leverage, threatening to enforce exclusivity or non-compete obligations, or initiating or threatening legal and regulatory actions. Even if any such claims lack merit, counterparties may decline to enter into agreements with the Company, refuse to perform under existing arrangements, or terminate relationships to avoid perceived risk or controversy. In addition, regulatory decisions or processes can influence counterparties’ willingness or ability to support the Company’s events and content. For example, federal, state or local regulators may also adopt positions that increase perceived regulatory risk for venue partners, including any adoption of adverse regulatory positions in Nevada that may lead the Company’s partners (including Resorts World Las Vegas) to withdraw.
Broadcasters or streaming platforms may change their content policies or prioritize relationships with incumbent organizations, or a major sponsor may invoke a “morals”, “reputational”, regulatory-approval or force-majeure clause to suspend or terminate its commitments to the Company.
Further, as an important component of its wider business model, the Company intends to initially sponsor clinical research studies of certain approved medical compounds in the U.A.E., which are dependent on the approval of the Department of Health Abu Dhabi and the relevant IRB. The Company’s operations could be adversely affected if the Department of Health Abu Dhabi for any reason withdraws support for the Clinical Research Study or the relevant IRB declines to approve relevant protocols.
Any of these developments could force the Company to relocate or reschedule events, reduce the scale or production quality of its programming, or accept less favorable economics, and it may be unable to secure adequate replacement partners on commercially reasonable terms or within required timelines.
Some of the Company’s current discussions and arrangements with intended suppliers of facilities and equipment may be at the letter-of-intent or non-binding term-sheet stage, subject to extensive conditions precedent (including regulatory approvals, due-diligence findings and internal committee approvals), or contingent on third-party consents. These counterparties may elect not to proceed, and signed agreements often condition performance on continued compliance with policies, guidelines and brand standards that are inherently subjective. As a result, the Company may incur significant sunk costs without a corresponding revenue opportunity, and the Company’s cash needs may increase if it must develop contingency plans on short notice.
The withdrawal of one or more high-profile venues, broadcasters, sponsors or critical vendors could cause negative publicity or encourage other counterparties to reassess their commitments, compounding the impact on the Company’s pipeline. These outcomes could reduce event frequency, attendance and viewership; decrease sponsorship and media revenue; impair its ability to attract and retain athletes and commercial partners; and increase operating costs.
There can be no assurance that the Company will be able to maintain necessary venue access, broadcast distribution, sponsorship support or key vendor relationships, or that it can replace any lost counterparties on acceptable terms or timelines. The occurrence of any of the foregoing could materially adversely affect its business, financial condition and results of operations.
Coordinated actions by sporting federations, anti-doping agencies, public-health and academic institutions, advocacy groups and other groups could lead to restrictive policies and business practices that limit the Company’s operations, increase its costs, harm its reputation and impede its growth.
The Company may be the subject of coordinated opposition from sporting federations, anti-doping agencies, public-health groups, academic institutions and other organizations. Such bodies may engage in lobbying, public-relations campaigns, research publications and other efforts aimed at persuading policymakers, regulators and private counterparties to adopt positions adverse to the Company’s business. These campaigns could focus on event permitting and licensing, broadcast and content standards, insurance availability, sponsorship practices, venue access and other areas critical to its operations.
Even where such efforts do not result in formal prohibitions, they may create practical barriers that materially affect the Company. For example, coordinated campaigns or pressure from stakeholders could result in (i) denials, delays or revocations of event permits, licenses or approvals; (ii) content moderation, age-gating, demonetization or refusal to carry its content by broadcasters, streaming services or social-media platforms; (iii) refusals by venues, insurers, payment processors, ticketing platforms, advertisers, sponsors or other partners to do business with us, or the imposition of onerous terms; (iv) negative media attention that damages its brand and discourages athlete, fan, sponsor or employee participation; and (v) increased exposure to investigations, enforcement actions or litigation and higher compliance, public-relations and legal costs.
The scope and intensity of any such opposition may vary by jurisdiction and over time, and the Company may be required to commit significant resources to stakeholder engagement, compliance and reputation management. There can be no assurance that its responses will be effective or that it will be able to maintain access to the permits, platforms, partners and services necessary to operate as planned. Any of the foregoing could materially and adversely affect its business, financial condition and results of operations.
Coordinated advocacy and negative publicity opposing the use of Performance-Enhancing Substances could materially harm the Company’s brand, limit acceptance of its events and products.
The Company operates a novel and untested business model that depends on public acceptance of the use of Performance-Enhancing Substances in connection with athletic competitions and related content. Public advocacy groups, established sports organizations, medical institutions, athlete associations and media outlets may coordinate public relations campaigns against Performance-Enhancing Substances use generally or against the Company’s events and related offerings specifically. The Company cannot assure investors that such opposition will not succeed in discouraging consumer acceptance, persuading regulators or venues to restrict or deny approvals, or otherwise limiting the Company’s ability to execute its strategy. Any successful effort to curtail acceptance of, or limit or prohibit, activities related to Performance-Enhancing Substances in its markets could adversely affect its business.
Opponents could, among other things, (i) lobby for the adoption, reinterpretation or enforcement of laws, regulations or health policies that restrict or prohibit Performance-Enhancing Substance-related competitions, distribution or marketing; (ii) pressure broadcasters, streaming platforms, app stores, social-media channels or other distribution partners to limit carriage of the Company’s content; (iii) advocate for restrictions on its advertising and sponsorships or for age-gating and content-labeling requirements; (iv) encourage venues, athletic commissions, insurers, payment processors, banks and other service providers to decline to work with the Company; and (v) organize consumer boycotts, online campaigns, or other actions that amplify negative sentiment. The Company cannot predict the likelihood, timing, scope or terms of any such initiatives or resulting legislative, regulatory or commercial responses, or the extent to which they may affect its business.
The Company’s reputation and brand could also be harmed by negative media coverage or incidents regardless of whether such events are attributable to its protocols or controls. Any failure to respond promptly and effectively to adverse publicity, including misinformation, could exacerbate reputational harm. Maintaining and enhancing its brand may require substantial investments in education, medical engagement, safety protocols, compliance and communications, and there is no assurance such investments will be successful.
If advocacy campaigns or negative publicity are successful, the Company could experience reduced ticket demand, lower viewership and engagement, loss of sponsors and commercial partners, termination or non-renewal of distribution agreements, constraints on merchandising and licensing, higher insurance and compliance costs, restricted access to venues or jurisdictions, delays in event launches and increased litigation or regulatory scrutiny. Any of the foregoing could materially and adversely affect the Company’s business, financial condition and results of operations.
Risks Related to the Company’s Capital Structure and Governance
The Company’s dual-class share structure concentrates voting power and may adversely affect governance and share value.
The Company’s capital structure includes two classes of shares: Class A common stock, entitled to one vote per share, and Class B common stock, entitled to ten votes per share. Apeiron, together with its affiliates, beneficially owns a substantial portion of the Class A common stock and all of the Class B common stock. As a result, Apeiron has outsized disproportionate voting power relative to its economic interest and is able to exert significant influence over the election and removal of directors, the approval of mergers, acquisitions or other business combinations, the sale of all or substantially all of the Company’s assets, the issuance of additional securities, and amendments to the Company’s organizational documents, among other matters. This concentration of voting power could delay or prevent a change in control, discourage actions or transactions that other shareholders may view as beneficial, or otherwise limit the ability of the Company’s other shareholders to influence its corporate policies and strategic direction.
The disparity between the voting rights of the Class A common stock and Class B common stock means that, where the holders of Class B common stock may have interests that differ from those of other shareholders, the Company may make decisions, or take actions, that are not aligned with the preferences of holders of the Class A common stock. Further, there is no time-based sunset or ownership threshold that reduces or eliminates the super voting rights over time, which may allow this concentration of control to persist.
In addition, Apeiron and its affiliates may engage in related-party or other strategic transactions with the Company. Even where such transactions are reviewed and approved in accordance with applicable law and the Company’s related-party transaction policies, the perception of disproportionate voting influence could adversely affect investor confidence or the trading price of the Company’s Class A common stock. Concentrated control may also make the Company less attractive to potential acquirors and could reduce the likelihood of the Company’s shareholders receiving a control premium for their common stock.
The super voting structure could further affect the Company’s corporate governance profile and the voting outcomes of shareholder proposals, including those related to director elections, executive compensation, and governance reforms. As a result, the market price of the Company’s Class A common stock could be adversely affected, and holders of Class A common stock may have limited ability to influence the outcome of matters requiring shareholder approval. Given the super voting structure of its Shares, the Company is deemed a “controlled company” under the corporate governance rules of NYSE. As a controlled company, the Company relies on exemptions from certain corporate governance requirements otherwise applicable to listed companies, including requirements relating to board independence and committee composition. The Company relies on these exemptions such that the majority of the Company’s board of directors is not comprised of independent directors and its nominating and corporate governance committee and compensation committee are not fully comprised of independent directors. Even though the Company does not intend to rely on the full set of available exemptions now, it may elect to do so in the future, and as a result, shareholders could lose the protections afforded to shareholders of companies without such corporate governance exemptions.
Apeiron holds a supermajority of the Company’s voting power and its rights under the Sponsor Equity Agreement may further strengthen its influence over the Company.
Apeiron holds a supermajority of the Company’s voting power by virtue of its holding of Class A common stock and Class B Common Stock. Additionally, under the Sponsor Equity Agreement, Apeiron and the Sponsor each have put and call options with respect to the Sponsor’s equity interests in the Company. If Apeiron exercises its call option, or if the Sponsor exercises its put option, Apeiron would acquire an additional equity stake in the Company by acquiring the Sponsor’s Class A common stock. Any such acquisition would further consolidate Apeiron’s ownership position and reinforce its ability to influence or determine the outcome of matters requiring shareholder approval. As a result, Apeiron has significant influence over the composition of the Company’s board of directors, the approval of mergers, acquisitions, or other strategic transactions, the authorization of additional securities, and other matters submitted to shareholders. This level of ownership and influence makes it exceedingly difficult for other shareholders to affect the Company’s governance or strategic direction if their views differ from those of Apeiron. While the Company believes its governance framework will continue to support effective oversight and alignment with shareholder interests, there can be no assurance that Apeiron’s objectives will in all cases coincide with those of other shareholders.
The existence or exercise of the put option or call option may also affect perceptions of the Company’s governance structure, strategic flexibility, and independence, or influence how investors and other stakeholders view the Company’s capital structure and market value.
The Company’s dual-class voting structure may render its Class A common stock ineligible for inclusion in certain stock market indices, and thus adversely affect the trading price and liquidity of its Class A common stock.
Certain shareholder advisory firms have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, to exclude companies with multiple classes of shares and companies whose public shareholders hold no more than 5% of total voting power from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual-class structure of the Company’s common stock may prevent the inclusion of Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about its corporate governance practices or otherwise seek to cause the Company to change its capital structure. Any such exclusion from indices could result in a less active trading market for Class A common stock. Any actions or publications by shareholder advisory firms critical of the Company’s corporate governance practices or capital structure could also adversely affect the value of the Class A common stock.
The registration of shares for resale and the exercise of registration rights may adversely affect the market price of Class A common stock.
In connection with the Business Combination, Enhanced Group has entered into, or assumed obligations under, registration rights arrangements that require it to register for resale shares of Class A common stock held by the Sponsor and certain other securityholders, subject to customary conditions.
Further, a significant number of shares of Class A common stock held by existing Enhanced investors and issued to investors in the Company’s 2025 private placement of SAFEs as a result of the conversion of their SAFEs may become eligible for resale and, following the expiration of negotiated lock-up periods, shares of Class A common stock held by the Sponsor, directors, officers and other existing shareholders, option holders and warrant holders and, once Enhanced Group files its anticipated registration statement on Form S-8, shares of Class A common stock underlying equity awards, may also become available for resale at various times. While we have filed a registration statement relating to the shares of Class A common stock and accompanying PIPE Warrants issued in the Tranche 1 Closing, we may be required to file an additional registration statement for the resale of additional shares of Class A common stock if the anti-dilution adjustment contained in the PIPE Warrants is triggered, as well as in connection with the securities issued in connection with the Tranche 2 Closing and the Tranche 3 Closing. In addition, existing shareholders are subject to staged lock-up releases following the closing and consummation of the Business Combination (the “Closing”), which may permit the sale of additional shares of Class A common stock into the public market at various times after the Closing. Enhanced Group may agree to early releases or waivers of any such lock-up restrictions based on the satisfaction of certain market price conditions, which may increase the number of shares of Class A common stock sold into the public market. In addition, certain holders may sell Class A common stock pursuant to pre-arranged Rule 10b5-1 trading plans or to satisfy tax withholding obligations upon the vesting or settlement of equity awards. Sales of a substantial number of shares of Class A common stock into the public market, or the perception that such sales may occur, could adversely affect the trading price of Class A common stock and increase volatility.
A significant number of shares of Class A common stock may be sold into the market in the near future, which could cause the market price of Class A common stock to decline significantly, even if our business is performing well.
A substantial number of shares of Class A common stock are, or may become, eligible for resale in the public market, which together with our resale registration statement on Form S-1 (file No. 333-295777) represents approximately 5.0% of the Class A common stock outstanding as of June 30, 2026. As a result, the shares being registered for resale represent a substantial portion of the outstanding Class A common stock and represents a meaningful portion of the outstanding Class A common stock and public float. The sale of substantial amounts of Class A common stock in the public market by certain securityholders, or the perception that such sales could occur, could adversely affect the prevailing market price of the Class A common stock and increase volatility.

In addition, certain securityholders acquired or will acquire their securities at prices lower than the prices paid by public investors for A Paradise’s public securities or lower than the market price of the Class A common stock following the Closing. As a result, even if the market price of the Class A common stock declines below the price paid by public investors, certain securityholders may still have an incentive to sell because they may realize a positive return on securities purchased at lower prices. Public investors may not experience similar returns on the securities they purchase. This disparity in purchase prices could increase selling pressure on the Class A common stock and contribute to a significant decline in the market price of the Class A common stock.
Apeiron, its affiliates and certain related shareholders, may pledge or otherwise transfer economic interests in a significant number of shares of our Class A common stock, which could result in sales of such securities and adversely affect the market price of our Class A common stock.
In consideration for Apeiron’s entry into the Working Capital Note, the lock-up restrictions applicable to Apeiron, its affiliates and certain related shareholders under the Transaction Support Agreement cease to apply to any shares of Enhanced Group with respect to which Apeiron or its applicable affiliates enter into any pledge, hedge, swap or other arrangement that transfers to another person, or disposes of, any interests, including the economic consequences of ownership, in such shares. Accordingly, Apeiron may pledge, hedge, swap or otherwise transfer economic interests in, and sell, up to 29,692,247 shares of Class A common stock without complying with the lock-up restrictions otherwise applicable to such shares.
As a result, these shares may be pledged or otherwise subject to financing or derivative arrangements. If Apeiron or its affiliates are unable to meet their obligations under such arrangements, their lenders or counterparties may foreclose on or otherwise dispose of such shares, including through sales into the public market. Any such sales, or the perception that such sales may occur, could result in a decline in the market price of our Class A common stock. In addition, the existence of such arrangements may increase the volatility of our Class A common stock and create uncertainty in the market regarding the potential for future sales.
Because the Company is a “controlled company” as defined in the NYSE listing standards, the Company’s stockholders may not have protection of certain corporate governance requirements which otherwise are required by NYSE’s rules.
Under NYSE’s rules, a controlled company is a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company. The Company is a controlled company because Apeiron and its affiliates together hold more than 50% of the Company’s voting power. For so long as it remains a controlled company, the Company will not be required to comply with certain corporate governance requirements, and will be permitted to elect to rely, and may rely, on certain exemptions from certain corporate governance requirements, including:
•the Company’s board of directors is not required to be comprised of a majority of independent directors;
•the Company’s board of directors is not subject to the compensation committee requirement; and
•the Company is not subject to the requirements that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors.
The Company intends to partially rely on these exemptions such that the Company’s board of directors is not comprised of a majority of independent directors and its nominating and corporate governance committee and compensation committee are not fully comprised of independent directors. As a result, to the extent that it takes advantage of these exemptions, stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements. If the Company ceases to be a “controlled company” in the future, it will be required to comply with the NYSE listing standards, which may require development of certain other governance-related policies and practices. These and any other actions necessary to achieve compliance with such rules may increase its legal and administrative costs, will make some activities more difficult, time-consuming and costly and may also place additional strain on its resources.
Provisions of Enhanced Group’s organizational documents and Texas law could delay or prevent a change in control, limit stockholder actions and make it more difficult for stockholders to effect changes in its management.
Enhanced Group’s organizational documents contain provisions that could have the effect of discouraging, delaying or preventing a change in control or changes in management or the board of directors, even if such changes would be beneficial to holders of Class A common stock. In addition to the dual-class structure, these provisions include, among others, the ability of the board of directors to determine the size of the board and fill vacancies on the board, limitations on the ability of stockholders to remove directors, supermajority voting requirements for certain stockholder actions, restrictions on who may call special meetings, advance-notice procedures and other procedural requirements for stockholder nominations and proposals, and the authority of the board of directors to issue preferred stock with rights and preferences designated by the board. These provisions could discourage unsolicited acquisition proposals or activist campaigns, reduce the likelihood that stockholders receive a premium for their shares in connection with a change in control and adversely affect the market price of Class A common stock.
The exclusive-forum provisions in our organizational documents could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or other employees.
The Certificate of Formation provides that, to the fullest extent permitted by law and unless Enhanced Group consents in writing to the selection of an alternative forum, the courts of the State of Texas (and, if such courts lack jurisdiction, the federal district courts located in the State of Texas) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Enhanced Group, (ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any current or former director, officer or other employee of Enhanced Group to Enhanced Group or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Texas Business Organizations Code, the Certificate of Formation or the Bylaws (each as may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine.
Notwithstanding the foregoing, the exclusive-forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or to any other claim for which the federal courts have exclusive jurisdiction. These provisions may discourage lawsuits against Enhanced Group’s directors and officers by limiting the forums in which such lawsuits may be brought and by requiring stockholders to bring certain claims in the courts of the State of Texas or the federal courts located therein. Although similar provisions have been upheld in some circumstances, a court could determine that such a provision is inapplicable or unenforceable. If a court were to find the exclusive-forum provision in the Certificate of Formation to be inapplicable or unenforceable with respect to one or more types of actions, Enhanced Group may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Unregistered Sales of Equity Securities
Except as previously included in a Current Report on Form 8-K, we have not sold any equity securities of the Company that were not registered under the Securities Act of 1933, as amended, during the quarter ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Certificate of Correction to Certificate of Formation
On August 12, 2026, the Company filed a Certificate of Correction (the “Certificate of Correction”) to its Certificate of Formation (as previously filed, amended, corrected, supplemented or restated, the “Certificate of Formation”) with the Secretary of State of the State of Texas. Article IV (Capital Stock) of the Certificate of Formation inadvertently stated that the aggregate number of shares of capital stock authorized under the Certificate of Formation was 640,000,000, whereas the class-level authorizations listed in the Certificate of Formation equaled 740,000,000 shares, comprised of 310,000,000 shares of Class A common stock, 330,000,000 shares of Class B common stock and 100,000,000 shares of preferred stock. The Certificate of Correction corrects this scrivener’s error so that the stated aggregate number of authorized shares equals 740,000,000, conforming the aggregate figure to the total of the class-level authorizations. The Certificate of Correction did not change any class-level authorization, the par value of any class or series, or any other provision of the Certificate of Formation.

In accordance with the Texas Business Organizations Code, upon the filing of the Certificate of Correction by the Secretary of State of the State of Texas, the Certificate of Formation is considered to have been corrected as of the date it was originally filed, except as to persons who are adversely affected by the correction, as to whom the Certificate of Formation is considered to have been corrected as of the date the Certificate of Correction was filed. The foregoing description of the Certificate of Correction does not purport to be complete and is qualified in its entirety by reference to the full text of the Certificate of Correction, a copy of which is filed as Exhibit 3.3 to this Report and incorporated herein by reference.
Insider trading arrangements
During the fiscal quarter ended June 30, 2026, none of our directors or officers (as that term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
2.1+	Business Combination Agreement, dated as of November 26, 2025, by and among A Paradise Acquisition Corp., A Paradise Merger Sub 1 Inc., and Enhanced Group Inc.	S-4	2.1	2/12/2026

3.1	Certificate of Formation of Enhanced Group Inc.	8-K	3.1	5/8/2026

3.2	By-Laws of Enhanced Group Inc.	8-K	3.2	5/8/2026

3.3	Certificate of Correction to the Certificate of Formation of Enhanced Group Inc. (filed herewith)
4.1	Form of Warrant	8-K	4.1	6/15/2026

10.1	Registration Rights Agreement, dated as of May 7, 2026, by and among Enhanced Group, the Sponsor, Apeiron and CCM.	8-K	10.1	5/8/2026

10.2	Form of Enhanced Group Inc. SAFE Warrant Agreement.	S-4/A	10.3	3/19/2026

10.3	Enhanced Group Inc. Founder Plan.	8-K	10.4	5/8/2026

10.4	Enhanced Group Inc. Omnibus Incentive Plan.	8-K	10.5	5/8/2026

10.5	Enhanced Group Inc. Employee Share Purchase Plan.	8-K	10.6	5/8/2026

10.6	Form of Indemnification and Advancement Agreement, by and among A Paradise and each of its directors, executive officers and certain other advisors and officers.	S-4	10.7	2/12/2026

10.7	Insider Letter Amendment, dated as of May 7, 2026, by and among the Sponsor, A Paradise and CCM.	8-K	10.16	5/8/2026

10.8	Form of Securities Purchase Agreement	8-K	10.1	6/15/2026

10.9	Form of Registration Rights Agreement	8-K	10.2	6/15/2026

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
__________________
+       Certain schedules and similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

The documents filed as exhibits to this report are not intended to provide factual information, other than with respect to the terms of the documents themselves, and should not be relied on for that purpose. In particular, any representations and warranties contained in any such document were made solely within the context of such document and do not apply in any other context or at any time other than the date on which they were made.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENHANCED GROUP INC.

By:	/s/ Maximilian Martin
Maximilian Martin
Chief Executive Officer
(Authorized Signatory)
Date: August 13, 2026

By:	/s/ Siddhartha Banthiya
Siddhartha Banthiya
Chief Financial Officer
(Principal Financial Officer)
Date: August 13, 2026