Form 10-Q
period 2026-09-30
Enhanced Group Inc.
filed 2026-11-13
CIK 1956439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 12, 2026, the numbers of shares of the issuer’s Class A and Class B common stock outstanding were 13,807,527 and 25,883,794, respectively.

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
These statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties, and other factors may include, for example, the following:
•Enhanced Group’s need for additional capital to support growth and continue as a going concern, as well as the availability of capital on economically favorable terms;
•potential dilution from future equity issuances or other financings;
•Enhanced Group’s limited operating history and failure to achieve positive cash flow to date;
•fixed prices under the Sponsor Equity Agreement, as described under ‘Risk Factors’ in Part II, Item 1A of this report and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (the “Second Quarter 10-Q”)), differing materially from market value at exercise;
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
•Enhanced Group’s dependence on the performance of athletes under contract with Enhanced Group who, either in training or in competition, take Performance-Enhancing Substances which are included in the World Anti-Doping Agency ‘List of prohibited Substances and Methods’ (“Enhanced Athletes”) and acceptance of performance enhancement substances. We define “Performance-Enhancing Substance” as any pharmacologically, biologically, metabolically, or otherwise physiologically active ingredient or compound, considered in isolation and without regard to any specific formulation, manufacturing process, dosage form, or route of administration, that is intended or reasonably expected to alter, modulate, or influence human physiological function, performance capacity, recovery processes, or biological adaptation that directly or indirectly improves, maintains, restores, or modifies human physical, physiological, neurological, or metabolic capacity in a manner intended or reasonably expected to (i) improve athletic performance, training capacity, recovery, or adaptation to physical exertion; or (ii) preserve, delay the decline of, or restore functional capacity, musculoskeletal integrity, metabolic efficiency, or physiological resilience associated with aging, injury, disease, or physical stress. Performance-Enhancing Substances include, without limitation: (a) endogenous compounds occurring naturally within the human body that are extracted, synthesized, or bio-identically manufactured for exogenous administration in tailored dosages to augment, regulate, or preserve physiological function; and (b) synthetic or biosynthetic compounds designed to mimic, amplify, or modify the biological effects of endogenous substances or physiological mechanisms;
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

SUMMARY RISK FACTORS
Investing in our Class A common stock involves numerous risks, including the risks described under “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects, include, but are not limited to:
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
• Enhanced Group completed all three closings of the Private Placement (as defined under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Report), but will require additional capital to fund its operations.
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

Part I - Financial Information
Item 1. Financial Statements

Enhanced Group Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,070,116	$25,253,578
Marketable securities	8,097,015	—
Deposit assets	—	597,011
Deferred offering costs	—	3,987,901
Other receivables	2,252,985	—
Contract asset	3,116,073	—
Prepaid expenses and other assets	1,803,939	436,750
Total current assets	27,340,128	30,275,240
OTHER ASSETS:
Deposit assets, long-term	—	1,360,004
Equipment, net	7,540,410	433,804
Intangible assets, net	30,000	30,000
TOTAL ASSETS	$34,910,538	$32,099,048
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Simple Agreements for Future Equity	$—	$29,660,667
Accounts payable and accrued expenses	25,357,023	2,991,524
Deposit liabilities	—	476,253
Other current liabilities	235,103	18,896
Total liabilities	25,592,126	33,147,340
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY (DEFICIT):
Class A Common Stock, $0.0001 par value, 310,000,000 shares authorized as of September 30, 2026 and 126,315,883 shares authorized as of December 31, 2025, respectively; 13,722,818 shares issued and outstanding as of September 30, 2026 and 10,800,000 shares issued and outstanding as of December 31, 2025, respectively.	1,372	1,080
Class B Common Stock, $0.0001 par value, 330,000,000 shares authorized as of September 30, 2026; 25,883,793 shares issued and outstanding as of September 30, 2026 and nil shares issued and outstanding as of December 31, 2025	2,588	—
Additional paid-in capital	133,192,202	30,991,404
Accumulated deficit	(123,877,750)	(32,040,776)
Total stockholders' equity (deficit)	9,318,412	(1,048,292)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$34,910,538	$32,099,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Enhanced Group Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$3,307,433	$—	$21,010,367	$—
Operating expenses:
Games, athletes and event operating costs	2,673,525	1,312,291	62,392,583	3,055,241
Selling, general and administrative expenses	12,731,030	4,171,161	36,571,595	8,559,989
Transaction expenses	1,180,306	479,242	13,702,673	799,398
Depreciation	212,410	2,418	298,278	3,611
Total operating expenses	16,797,271	5,965,112	112,965,129	12,418,239
Loss from operations	(13,489,838)	(5,965,112)	(91,954,762)	(12,418,239)
Other income:
Interest income and other expense, net	27,192	34,432	117,786	168,306
Total other income, net	27,192	34,432	117,786	168,306
Loss before income taxes	(13,462,646)	(5,930,680)	(91,836,976)	(12,249,933)
Net loss and comprehensive loss	$(13,462,646)	$(5,930,680)	$(91,836,976)	$(12,249,933)
Net loss per share, basic and diluted	$(1.01)	$(0.58)	$(7.66)	$(1.21)
Weighted-average shares of common stock, basic and diluted	13,378,513	10,313,354	11,988,798	10,137,803
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Enhanced Group Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited) For the Three and Nine Months Ended September 30, 2026

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2025, as previously reported	3,973,369	$26,854,552	10,233,183	$102	—	$—	$4,137,830	$(32,040,776)	$(27,902,844)
Conversion of shares due to reverse recapitalization	(3,973,369)	(26,854,552)	97,766,808	10,698	—	—	26,843,854	—	26,854,552
Balance, December 31, 2025, as adjusted for effects of reverse recapitalization	—	$—	107,999,991	$10,800	—	$—	$30,981,684	$(32,040,776)	(1,048,292)
Reverse stock split impact	—	—	(97,199,991)	(9,720)	—	—	9,720	—	—
Balance, December 31, 2025, as adjusted for effects of reverse stock split	—	—	10,800,000	1,080	—	—	30,991,404	(32,040,776)	(1,048,292)
Stock-based compensation	—	—	—	—	—	—	727,472	—	727,472
Net loss	—	—	—	—	—	—	—	(16,429,430)	(16,429,430)
Balance as of March 31, 2026	—	$—	10,800,000	$1,080	—	$—	$31,718,876	$(48,470,206)	$(16,750,250)
SAFEs conversion to common stock	—	—	400,168	40	—	—	40,001,969	—	40,002,009
Shares issued for services in Business Combination	—	—	31,500	3	—	—	2,066,229	—	2,066,232
Reverse recapitalization, net of offering costs of $3,038,332	—	—	1,022,876	102	—	—	(102)	—	—
Issuance of Class B Common Stock	—	—	—	—	25,883,793	2,588	(2,588)	—	—
Issuance of shares related to Private Placement Financing, net of issuance costs	—	—	642,673	64	—	—	23,403,664	—	23,403,728
Stock-subscription deposit of Private Placement	—	—	—	—	—	—	8,499,950	—	8,499,950
Stock-based compensation	—	—	—	—	—	—	7,784,404	—	7,784,404
Net loss	—	—	—	—	—	—	—	(61,944,898)	(61,944,898)
Balance as of, June 30, 2026	—	$—	12,897,217	$1,289	25,883,793	$2,588	$113,472,402	$(110,415,104)	$3,061,175
Issuance of shares related to Private Placement Financing, net of issuance costs	—	—	642,674	64	—	—	14,826,466	—	14,826,530
Shares issued for services in events	—	—	27,824	3	—	—	453,524	—	453,527
Issuance of shares for option exercises	—	—	155,103	16	—	—	1,901,390	—	1901406
Stock-based compensation	—	—	—	—	—	—	2,538,420	—	2,538,420
Net loss	—	—	—	—	—	—	—	(13,462,646)	(13,462,646)
Balance as of, September 30, 2026	—	$—	13,722,818	$1,372	25,883,793	$2,588	$133,192,202	$(123,877,750)	$9,318,412

Enhanced Group Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
For the Three and Nine Months Ended September 30, 2025

	Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2024, as previously reported	2,579,168	$7,504,644	10,000,000	$100	—	$—	$128,188	$(5,379,099)	$(5,250,811)
Conversion of shares due to reverse recapitalization	(2,579,168)	(7,504,644)	85,628,414	9,463	—	—	7,495,181	—	7,504,644
Balance, December 31, 2024, as adjusted for effects of reverse recapitalization	—	$—	95,628,414	$9,563	—	$—	$7,623,369	$(5,379,099)	$2,253,833
Reverse Stock Split impact	—	—	(86,065,572)	(8,607)	—	—	8,607	—	—
Balance, December 31, 2024, as adjusted for effects of Reverse Stock Split	—	—	9,562,842	956			7,631,976	(5,379,099)	2,253,833
Issuance of Class A common stock and warrants	—	—	313,728	31	—	—	5,814,576	—	5,814,607
Net loss	—	—	—	—	—	—	—	(3,308,219)	(3,308,219)
Balance as of March 31, 2025	—	$—	9,876,570	$987	—	$—	$13,446,552	$(8,687,318)	4,760,221
Issuance of Class A common stock and warrants	—	—	166,778	17	—	—	3,147,119	—	3,147,136
Warrant exercise	—	—	177,269	18	—	—	2,314	—	2,332
Net loss	—	—	—	—	—	—	—	(3,011,034)	(3,011,034)
Balance as of June 30, 2025	—	$—	10,220,617	$1,022	—	$—	$16,595,985	$(11,698,352)	$4,898,655
Issuance of Class A common stock and warrants	—	—	92,739	9	—	—	1,749,991	—	1,750,000
Net loss	—	—	—	—	—	—	—	(5,930,680)	(5,930,680)
Balance as of September 30, 2025	—	$—	10,313,356	$1,031	—	$—	$18,345,976	$(17,629,032)	$717,975
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Enhanced Group Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating Activities
Net loss	$(91,836,976)	$(12,249,933)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	11,050,296	—
Non-cash marketing expense credits	7,090,000	—
Non-cash sponsorship revenue	(20,091,073)	—
Deferred offering cost write off	4,052,804	—
Shares issued for services in Business Combination and Games events	2,519,760	—
Depreciation expense	298,278	3,611
Changes in operating assets and liabilities
Accounts payable and accrued expenses	17,088,991	1,535,533
Deposit liabilities	(476,253)	442,011
Other current liabilities	216,207	22,405
Deposit assets	1,957,015	(1,153,252)
Other receivable	(350,000)	—
Prepaid expenses and other current assets	(1,482,189)	(13,140)
Net cash used in operating activities	(69,963,140)	(11,412,765)
Investing Activities
Purchases of equipment	(5,372,921)	(76,549)
Capitalized internal use software	(2,031,963)	—
Net cash used in investing activities	(7,404,884)	(76,549)
Financing Activities
Proceeds from issuance of Simple Agreements for Future Equity	10,341,342	—
Proceeds from issuance of preferred stock and warrants	—	10,711,743
Proceeds from exercise of stock option and warrants	1,901,406	2,333
Proceeds from SPAC transaction	3,038,332	—
Proceeds from issuance of Private Placement	49,999,990	—
Proceeds from working capital note	11,750,000	—
Principal repayment of working capital note	(11,750,000)	—
Payment of offering costs	(1,096,508)	—
Net cash provided by financing activities	64,184,562	10,714,076
Decrease in cash and cash equivalents	(13,183,462)	(775,238)
Cash and cash equivalents, at beginning of period	25,253,578	4,018,226
Cash and cash equivalents, at end of period	$12,070,116	$3,242,988

Supplemental disclosures of non-cash activities:
Conversion of Simple Agreements for Future Equity to common stock	$40,002,009	—
Offering costs included in accounts payable and accrued expenses	5,276,507	—
Utilization of marketing expense credits in prepaid and other current assets	7,090,000	—
Non-cash investment in Rezolve shares	8,731,343
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
The Company also operates Live Enhanced, a consumer wellness platform through which customers may access clinician-guided prescription-based hormone therapies, peptides, and longevity protocols provided through third-party telehealth service providers. Live Enhanced commenced full commercial operations in May 2026. Current offerings include clinician-guided prescription-based protocols (including hormone therapy for men and women, longevity-oriented and peptide-based protocols, and weight-management protocols based on GLP-1 and GLP-1/GIP receptor agonist medications), and athlete-inspired protocol bundles, as well as Enhanced-branded apparel available through the Company’s online store. Live Enhanced also offers two over-the-counter supplement formulations in the United States and internationally.
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
Business Combination
On May 7, 2026 (the “Closing”), Enhanced Ltd., a Cayman Islands exempted company, completed its business combination (the “Business Combination”) with A Paradise Acquisition Corp. (“A Paradise”), a special purpose acquisition company, pursuant to the Agreement and Plan of Merger dated November 26, 2025 (as amended, the “Business Combination Agreement” or “BCA”). Enhanced Ltd. became a wholly owned subsidiary of A Paradise, which domesticated as a Texas corporation and changed its name to Enhanced Group Inc., and the Company’s Class A common stock began trading on the NYSE under the symbol “ENHA” on May 8, 2026. See Note 3, Reverse Recapitalization and Related Transactions.
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
The Company has incurred recurring losses since its inception, including a net loss of $13.5 million for the three months ended September 30, 2026 and $91.8 million for the nine months ended September 30, 2026. The Company may not achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations.
Through September 30, 2026, the Company has financed its operations primarily from the sale of equity and convertible securities and, during the second and third quarters of 2026, through the completion of the Business Combination and the Private Placement, respectively.

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
Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies, including dependence on key personnel, compliance with applicable regulations governing telehealth, performance-enhancing substances, and direct-to-consumer (“DTC”) health platforms, and the ability to secure additional capital to fund operations. The Company’s clinical research study, conducted under the Abu Dhabi Department of Health Institutional Review Board’s (“IRB”) approval and the oversight of the Abu Dhabi Department of Health, involved substances that are already approved and prescribed by licensed clinicians, and does not constitute a drug development program requiring FDA approval.
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
Unaudited Interim Financial Information
The accompanying condensed consolidated balance sheet as of September 30, 2026, and the condensed consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ Equity (deficit), for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025 (collectively referred to as the “condensed consolidated financial statements”), and the financial data and other financial information disclosed in the notes to the condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of the Company’s financial position as of September 30, 2026 and the results of its operations for the three and nine months ended September 30, 2026 and 2025. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the full year ending December 31, 2026, any other interim periods, or any future year or period. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements for the years ended December 31, 2025 and 2024 included in its Form 8-K filed with the SEC on August 26, 2026 reflecting the impact of the reverse recapitalization of the Business Combination.
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
Consideration under sponsorship agreements may be received in cash, in a fixed dollar amount of equity securities of the sponsor, or in the form of advertising, marketing, or other services provided by the sponsor. Non-cash consideration is measured at fair value at contract inception in accordance with ASC 606, rather than at the face or stated value of such consideration; that fair value determination often requires significant estimates and judgment, including as to the value of restricted or thinly-traded securities and of advertising or marketing inventory for which observable market rates may be limited. Where a sponsor's consideration is settled in the sponsor's equity securities, the Company records a receivable for the shares and, upon receipt, an investment in equity securities carried at fair value under ASC 321, separately from revenue. Because such arrangements are typically denominated as a fixed dollar amount to be settled in shares, subsequent changes in the sponsor's share price do not affect the transaction price recognized as revenue. Where a sponsor's consideration is received in the form of goods or services, the Company evaluates, in its capacity as a purchaser of those goods or services, whether the related spend represents consideration payable to a customer under ASC 606. Because the goods or services received in these arrangements are distinct from, and are not paid for in excess of the fair value of, the sponsorship rights granted, such arrangements are presented gross – as revenue for the sponsorship rights provided and as marketing or other operating expense for the goods or services received – rather than as a reduction of revenue. The related expense is recognized as the underlying products or services are delivered or consumed, which may differ in timing from the Company's recognition of the related sponsorship revenue, with any such difference reflected in receivables, contract liability, or prepaid expense balances, as applicable. Amounts received or contractually committed to be received prior to satisfaction of the related performance obligation are recorded as deferred revenue at fair value.
Games, athlete and event operating costs
Games, athlete and event costs primarily include costs associated with our athletes, science as well as venue and event costs related to the production of the Enhanced Games. Athlete costs include monthly stipends and benefits as well as world record bonuses and prize money incurred during the Enhanced Games. Science costs include costs related to the clinical research study sponsored by the Company (the “Clinical Research Study”). Venue and event related costs include costs related to the temporary construction of the Enhanced Games complex as well as all hospitality related costs of running the Enhanced Games.
Selling, general and administrative expenses
Selling, general and administrative expenses primarily include marketing expenses, which represent costs incurred to promote the Company’s brand and initiatives within the global sports and entertainment industry. These expenses include third-party marketing and consulting costs, digital and social-media advertising, content production, and market research activities. The general and administrative expenses include personnel costs as well as rent, travel, professional service costs, marketing and overhead required to support operations, and stock based compensation.

Transaction Expenses
Transaction expenses consist of direct, incremental costs incurred in connection with the Business Combination, including advisory and investment banking fees, legal fees, accounting fees, and other professional service fees, and regulatory filing fees.
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
Capitalized internal-use software costs are included within property and equipment, net, and amortized on a straight-line basis over the software's estimated useful life, generally three to five years, commencing when the software is ready for its intended use. Costs of upgrades and enhancements that result in additional functionality are capitalized, while other costs incurred after the software is ready for use (such as maintenance and ongoing operations) and marketing and promotional costs are expensed as incurred. The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable, in accordance with ASC 360, Property, Plant, and Equipment; no impairments were recorded for the periods ended September 30, 2026 and December 31, 2025. The Company adopted ASU 2025-06 prospectively, and adoption did not have a material effect on its condensed consolidated financial statements.
Deferred Offering Costs
Deferred offering costs consisted of legal and other costs directly attributable and incremental to the Business Combination. Upon consummation of the Business Combination, $3.0 million of deferred offering costs were offset against the proceeds received and charged against additional paid-in capital, and the remainder was recognized within transaction expenses in the condensed consolidated statements of operations. See Note 3, Reverse Recapitalization and Related Transactions.
Simple Agreements for Future Equity Liabilities
Prior to the Business Combination, the Company issued Simple Agreements for Future Equity (“SAFEs”) for aggregate proceeds of approximately $40 million, which approximately $29.7 million was received in 2025 and $10.3 million was received in March 2026. The SAFEs were carried at fair value, with changes in fair value recognized in the statements of operations. At the Closing, the SAFEs converted into 400,168 shares of Class A common stock and equity-classified warrants to purchase 200,084 shares of Class A common stock at an exercise price of $100.00 per share (the “SAFE Warrants”). The carrying value of the SAFE liability was allocated between the Class A common stock ($32.8 million) and the SAFE Warrants ($7.2 million) based on their relative fair values.
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
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 amends ASC 326, Financial Instruments-Credit Losses, and introduces a practical expedient available for all entities and an accounting policy election available for all entities, other than public business entities, that elect the practical expedient. These changes apply to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue Recognition. Under the practical expedient, entities may assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This simplifies the estimation process for short-term financial assets. ASU 2025-05 is effective for the Company’s annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. ASU 2025-05 should be applied on a prospective basis. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis and did not have a material impact on the Company’s consolidated financial statements.
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
3. Reverse Recapitalization and Related Transactions
Description of the Transaction
At the Closing, A Paradise, a blank check company that domesticated as a Texas corporation immediately prior to the Closing, completed the Business Combination with Enhanced Ltd. (“Enhanced”) pursuant to the BCA. A wholly owned subsidiary of A Paradise merged with and into Enhanced, with Enhanced surviving as a wholly owned subsidiary of A Paradise, which changed its name to Enhanced Group Inc.
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, with Enhanced determined to be the accounting acquirer. This determination was based on Enhanced’s equity holders holding a majority of the voting power of the combined company, Enhanced’s senior management comprising substantially all of the combined company’s senior management, Enhanced’s operations representing substantially all of the combined company’s ongoing operations, and Enhanced’s relative size significantly exceeding that of A Paradise. Accordingly, the Business Combination was treated as the equivalent of Enhanced issuing stock for the net assets of A Paradise, accompanied by a recapitalization. The net assets of A Paradise were recorded at historical cost, with no goodwill or other intangible assets recognized. The Company’s historical financial statements prior to the Closing are those of Enhanced, and all share and per-share amounts have been retroactively restated to reflect the exchange ratio of 7.6021255. A Paradise shares for every one Enhanced share, which was established in the BCA (the "Exchange Ratio").
Trust Account, Redemptions, and SAFE Conversion
After redemptions by A Paradise’s public shareholders and the payment of transaction expenses, approximately $3.0 million of cash from A Paradise’s trust account was released to the Company at the Closing. Concurrently, the SAFEs converted into 400,168 shares of Class A common stock and SAFE Warrants to purchase 200,084 shares of Class A common stock (see Note 2). The SAFE Warrants are exercisable at $100.00 per share until May 7, 2028 and are callable by the Company if the Class A common stock trades at or above $150.00 per share for at least 20 of any 30 consecutive trading days. All outstanding shares of Enhanced’s convertible preferred stock, with an aggregate carrying value of approximately $26.9 million, converted into 3,020,605 shares of Class A common stock, with no gain or loss recognized on conversion.
Transaction Costs
Direct, incremental costs of the equity transaction, capitalized as deferred offering costs prior to the Closing, together with the value of advisor shares issued in connection with the Business Combination, were evaluated under SEC Staff Accounting Bulletin Topic 5.A. Because such costs exceeded the cash proceeds available for offset, approximately $3.0 million was charged against additional paid-in capital and the remaining approximately $13.7 million was expensed within transaction costs in the condensed consolidated statements of operations for the nine months ended September 30, 2026. The Company also incurred other transaction expenses during the three and nine months ended September 30, 2026, consisting of banking, investor relations, and other advisory fees directly related to the Business Combination that do not qualify as incremental costs of the equity transaction and are expensed as incurred. In total, the Company recognized transaction expenses of $1.2 million and $13.7 million for the three and nine months ended September 30, 2026, respectively, in the condensed consolidated statements of operations and comprehensive loss.
Impact on Equity Structure
As a result of the reverse recapitalization, the Company’s equity structure reflects that of the legal acquirer, while the underlying assets and liabilities are those of Enhanced, recorded at historical carrying values. All share and per-share amounts in these condensed consolidated financial statements, including for periods prior to the Closing, are presented after giving effect to both the Exchange Ratio and the one-for-ten reverse stock split described in Note 8. On that basis, each Enhanced share outstanding prior to the Closing is equivalent to 0.76021255 shares of Class A common stock.
4. Revenue and Segment Information
Revenue by source for the three and nine months ended September 30, 2026 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Sponsorship	$2,626	$—	$20,101	$—
DTC products	681	—	909	—
Total Revenue	$3,307	$—	$21,010	$—

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
Two sponsorship agreements, further described under Concentration below, together accounted for substantially all of the Company's sponsorship revenue for the three and nine months ended September 30, 2026 and were settled, in whole or in part, in non-cash consideration.
Where consideration is denominated as a fixed dollar amount to be settled in a counterparty's equity securities, the Company recognizes revenue equal to the fixed dollar amount; subsequent changes in the counterparty's share price do not affect revenue, and the shares (or the Company's unconditional right to receive them) are accounted for separately from revenue, as a contract asset or, once the right is unconditional, a receivable and, upon receipt, as an investment in equity securities measured at fair value. Where consideration is received in the form of advertising and marketing inventory, the inventory is measured at its fair value at contract inception; because the inventory received is a distinct service obtained at its fair value and is used to promote the Company's own DTC products rather than the sponsor's, the related arrangement is presented on a gross basis, with revenue recognized for the sponsorship rights provided and marketing expense recognized for the inventory received and consumed within marketing expense in the condensed consolidated statements of operations and comprehensive loss; timing differences between revenue recognition and inventory consumption are reflected in a contract asset (see Contract Balances below).
In the aggregate, the Company recognized $2.6 million and $20.1 million of revenue from these two arrangements for the three and nine months ended September 30, 2026. This revenue consisted of Event-specific performance obligations recognized upon occurrence of the related Events and ratable portions of the related ongoing brand-association performance obligations.
The Company generates direct-to-consumer (“DTC”) revenue from online sales of over-the-counter health and wellness products, which is recognized at a point in time upon transfer of control to the customer, and from prescription-based hormone therapy, peptide, and longevity services and related products, which are provided through arrangements with independently licensed third-party telehealth providers and for which the Company recognizes revenue on a net basis, as described in Note 2, over the applicable service period. DTC revenue was $0.7 million and $0.9 million for the three and nine months ended September 30, 2026, respectively.
Rezolve AI Revenue Agreement
In connection with the sponsorship arrangement with Rezolve Ai PLC (“Rezolve”), the Company recognized $1.9 million and $10.0 million of revenue during the three and nine months ended, September 30, 2026, Pursuant to Amendment No. 1 to the Rezolve AI Master Agreement, effective August 11, 2026, the remaining performance obligations were terminated. Accordingly, the Company recognized the remaining $1.2 million of sponsorship revenue.
Additionally, Amendment No. 1 to the Rezolve AI Master Agreement established that the first-year sponsorship commitment represents a fixed $10.0 million obligation payable through the issuance of Rezolve ordinary shares with a share lock up period until December 23, 2026.
Amendment No.1 to the Rezolve AI Master Agreement includes a derivative asset intended to protect the value of the underlying shares from market fluctuations in Rezolve ordinary shares during the lock-up period. Under the terms of the agreement, the $10.0 million in consideration represents an unconditional and non-refundable fixed amount. Accordingly, the number of equity shares to be issued will vary based on movements in the market price of Rezolve ordinary shares.
On September 22, 2026, the Company received 3,731,343 ordinary shares of Rezolve at a price of $2.34 per share, representing an aggregate value of approximately $8.7 million. Pursuant to Amendment No. 1, which provides for a fixed total settlement value of $10.0 million, the Company established an other receivable of approximately $1.3 million, representing the remaining consideration expected to be satisfied through the issuance of additional Rezolve ordinary shares on December 23, 2026.
As of September 30, 2026, the Company revalued its investment in Rezolve with market to market adjustment of $0.6 million to $8.1 million. Similarly, the Company revalued the derivative asset with an offsetting mark-to-market adjustment of $0.6 million ,which was recorded within Other Receivable, for a total Other Receivable of $1.9 million.
Due to the short-term nature of this contractual arrangement, the underlying asset associated with the derivative asset is recorded in the other receivables line item on the Condensed Consolidated Balance Sheet. Mark-to Market adjustments (gains and losses) on the derivative asset are recorded as offsets to the Mark-to Market adjustments (gains and losses)

related to marketable securities within the interest income and other expense, net line items in the Condensed Consolidated Statements of Operations and Comprehensive Loss.
Contract Balances
Contract asset balance as of September 30, 2026 was as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Contract assets	$3,116	$—
Deferred revenue	194	—
Contract assets relate to the sponsorship agreement described above under which consideration is received in the form of advertising and marketing services rather than cash. For consideration received in advertising and marketing services, the balance represents the excess of cumulative revenue recognized over the cumulative fair value of advertising inventory consumed and amounts otherwise invoiced or received. Deferred revenue, which is included within other current liabilities in the unaudited condensed consolidated balance sheets, relates to consideration received or contractually committed in advance of the Company's performance, including the portion of the fixed-dollar, equity-settled sponsorship arrangement described above allocated to the ongoing brand-association performance obligation that had not yet been recognized as of September 30, 2026, and amounts collected in advance under DTC product subscriptions.
The Company did not recognize any significant revenue during the three and nine months ended September 30, 2026 from performance obligations satisfied in prior periods.
Remaining Performance Obligations
As of September 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations under the Company's active sponsorship agreement was $1.9 million, which the Company expects to recognize over the following twelve months. The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose remaining performance obligations for contracts with an original expected duration of one year or less.
Concentration
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, other receivables and contract assets in relation to sponsorship agreements.
Two sponsors each individually accounted for more than 10% of the Company's revenue for the nine months ended September 30, 2026, together representing substantially all revenue for the period. One of these arrangements is settled in advertising and marketing services rather than cash; the other is to be settled in a fixed dollar amount to be settled in equity securities of the counterparty.
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
5. Investment and Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).
The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
The three levels of the fair value hierarchy are described as follows:
•Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•Level 2— Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3— Inputs that are unobservable for the asset or liability
The carrying amounts of cash and cash equivalents, other receivables, contract assets, accounts payable, and accrued expenses approximate their respective fair values as of September 30, 2026, due to the relatively short-term nature and maturity of these financial instruments. Similarly, the carrying amounts of cash and cash equivalents, accounts payable, and accrued expenses approximate their respective fair values as of December 31, 2025, due to the relatively short-term nature of these financial instruments.
As of September 30, 2026, marketable securities of $8.1 million consist of an equity investment in Rezolve. The investment is classified within Level 1 of the fair value hierarchy because its fair value is determined based on quoted prices in active markets for identical securities.
Fair Value of Financial Instrument
Financial assets measured at fair value on a recurring basis were presented on our unaudited condensed consolidated balance sheets as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities	$8,097,015	$—	$—	$8,097,015
Total financial assets	$8,097,015	$—	$—	$8,097,015
6. Equipment, Net
Equipment consists of the following:

	September 30, 2026	December 31, 2025
Athletic competition equipment - portable	$5,250,839	$—

	September 30, 2026	December 31, 2025
Capitalized software	2,214,433	—
Fitness equipment	289,147	198,468
Computer equipment	84,245	48,045
Furniture & fixtures	9,400	—
Construction in process	—	196,667
Total equipment	7,848,064	443,180
Less: Accumulated depreciation and amortization	(307,654)	(9,376)
Total equipment, net	$7,540,410	$433,804
Depreciation and amortization expense was $212,410 and $298,278 for the three and nine months ended September 30, 2026, respectively. Depreciation and amortization expense was $2,418 and $3,611 for the three and nine months ended September 30, 2025, respectively.
7. Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consisted of the following:

	September 30, 2026	December 31, 2025
Accounts payable (trade)	$12,612,856	$687,694
Accrued expenses (games expense)	4,526,744	—
Accrued expenses (legal expense)	7,085,155	—
Accrued expenses	803,754	853,268
Accrued expenses (athletes)	199,840	35,500
Accrued expenses (payroll)	125,000	1,394,956
Credit cards	3,674	20,106
Total accounts payable and accrued expenses	$25,357,023	$2,991,524
As of September 30, 2026 and December 31, 2025, approximately $11.7 million and nil, respectively, of games related expenses are included in accounts payable and accrued expenses.
8. Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Reverse Stock Split

On September 25, 2026, the Board of Directors approved, and on September 28, 2026 the holder of a majority of the Company’s voting power approved by written consent, an amendment to the Company’s certificate of formation to effect a one-for-ten reverse stock split of its Class A and Class B common stock. The Reverse Stock Split became effective on October 29, 2026, and the Class A common stock began trading on the NYSE on a split-adjusted basis on October 29, 2026 under the symbol “ENHA” with a new CUSIP number. Every ten issued and outstanding shares of each class were combined into one share of the same class. Par value ($0.0001 per share) and authorized shares were unchanged, and fractional shares were rounded up to the nearest whole share with no cash paid. All share amounts, per share data, share prices and conversion rates set forth herein have, where applicable, been adjusted retroactively to reflect this Reverse Stock Split.
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
As of September 30, 2026, 13,722,818 shares of Class A common stock and 25,883,793 shares of Class B common stock were issued and outstanding. As of December 31, 2025, the Company had 10,233,183 shares of common stock issued and outstanding, prior to the Business Combination and 10,800,000 Class A common stock issued and outstanding, as retroactively adjusted for the Exchange Ratio, respectively. The number of shares issuable under, and the exercise prices of, the warrants were proportionately adjusted for the Reverse Stock Split in accordance with their terms. The reverse split did not change aggregate exercise prices or fair values. In addition, the Company has reserved sufficient shares of Class A common stock for issuance upon the exercise of the warrants.
Warrants
The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2026:

	Warrants	Exercise Price	Issued	Expiration	Classification
SAFE Warrants (1)	200,084	$100.00	5/7/2026	5/7/2028	Equity
PIPE Common Warrants - Tranche 1 (2)	642,673	$38.90	6/17/2026	6/17/2031	Equity
PIPE Common Warrants - Tranche 2 (2)	302,057	$38.90	7/23/2026	7/23/2031	Equity
PIPE Common Warrants - Tranche 3 (2)	340,617	$38.90	8/14/2026	8/14/2031	Equity
Consultant warrants (3)	81,701	$12.26	4/1/2026	10/29/2035	Equity
Outstanding at September 30, 2026	1,567,132
(1) See Note 3, Reverse Recapitalization and Related Transactions
(2) Issued concurrently with the Class A common stock sold in the Tranche 1 Closing, Tranche 2 Closing and Tranche 3 Closing of the private placement described in Note 11, Private Placement Financing
(3) See Note 10, Stock Based Compensation

Convertible Preferred Stock Outstanding
Prior to the Business Combination, Enhanced had Series A-1, Series A-2 and Series B convertible preferred stock outstanding. At the Closing, all outstanding preferred stock converted into 3,020,605 shares of Class A common stock, as adjusted for the Exchange Ratio and the Reverse Stock Split, and no preferred stock remains outstanding. See Note 3, Reverse Recapitalization and Related Transactions.
9. Net Loss Per Share
On October 29, 2026, the Company effected a one-for-ten reverse stock split of its Class A and Class B common stock (see Note 8, Convertible Preferred Stock and Stockholders’ Equity (Deficit)). Accordingly, all share and per share amounts in this note and in the accompanying condensed consolidated financial statements, including weighted-average Class A shares outstanding, basic and diluted net loss per share, and potentially dilutive securities, have been retroactively adjusted for all periods presented, in addition to the retroactive adjustment for the Exchange Ratio described in Note 3. The reverse split decreased weighted-average shares by a factor of ten and increased net loss per share by a factor of ten, and did not change net loss. Net loss per share is computed on Class A common stock only, because Class B common stock does not participate in the Company’s dividends, distributions or liquidation proceeds.
Basic and diluted net loss per common share, as adjusted for the reverse split and presented for the three and nine months ended September 30, 2026 and 2025 was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net loss attributable to common stockholders	$(13,462,646)	$(5,930,680)	$(91,836,976)	$(12,249,933)
Denominator:
Weighted average common shares outstanding—basic and diluted	13,378,513	10,313,354	11,988,798	10,137,803
Net loss per share attributable to common stockholders— basic and diluted	$(1.01)	$(0.58)	$(7.66)	$(1.21)
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
The Company excluded the following potential shares of common stocks, presented based on amounts outstanding as adjusted for the reverse split at each stated period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2026	2025
Stock options	771,754	—
Restricted stock units	22,692	—
Top-up awards	52,771	—
Warrants	1,567,132	—
Total potentially dilutive shares	2,414,349	—

10. Stock-Based Compensation
2025 Company Incentive Plan
In October 2025, the Company adopted the 2025 Company Incentive Plan (the “2025 Plan”) to grant stock option awards to its officers, employees and contractors as compensation for their services to the Company. Under the 2025 Plan, up to 1,200,001 shares of common stock were made available for issuance. Stock option awards granted under the 2025 Plan generally vest over 36 or 48 months, with 33% or 25% vesting one year after the grant date and the remainder vesting in equal monthly installments over the following 24 or 36 months. All awards expire no later than ten years from the date of grant.
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
Post-Business Combination Equity Plans
In connection with the Business Combination, the Company’s stockholders approved, and the Company adopted, the Enhanced Group Inc. Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective on May 7, 2026. The Omnibus Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards to employees, directors and consultants of the Company and its affiliates. The initial aggregate number of shares of Class A common stock available for issuance under the Omnibus Incentive Plan is 671,153, subject to adjustment as provided in the plan.
The Company’s stockholders also approved, and the Company adopted, the Enhanced Group Inc. Founder Plan (the “Founder Plan”), which became effective on May 7, 2026. The initial aggregate number of shares of Class A common stock available for issuance under the Founder Plan is 671,153, subject to adjustment as provided in the plan.
In addition, the Company’s stockholders approved, and the Company adopted, the Enhanced Group Inc. Employee Share Purchase Plan (the “ESPP”), which became effective on May 7, 2026. The initial aggregate number of shares of Class A common stock available for issuance under the ESPP is 268,461, subject to adjustment as provided in the plan. As of September 30, 2026, no offering period under the ESPP had commenced and no shares had been issued under the ESPP.
To estimate the fair value of the Company’s stock options, granted during the three and nine months ended September 30, 2026, the Company used the Black-Scholes OPM. The simplified method is used for the expected term calculation. The following key assumptions were used to estimate the fair value, presented on a weighted average basis:

September 30, 2026
Expected volatility	90%
Expected term (years)	5.91
Risk free interest rate	3.77%
Expected dividend yield	—%
During the three and nine months ended September 30, 2026, the Company recognized $0.5 million and $1.9 million in stock-based compensation expense related to stock options within general and administrative expenses, respectively.
As of September 30, 2026, there is $3.5 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted average period of approximately 2.5 years.
Total option activity for the three and nine months ended September 30, 2026 is summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2025	1,110,794	$12.26	9.8
Granted	14,444	12.26	10.0
Forfeited	(198,381)	—	—
Exercised	(155,103)	—	—
Outstanding as of September 30, 2026	771,754	12.26	7.9
Stock options exercisable as of September 30, 2026	528,046	12.26	7.9
Stock options vested and expected to vest at September 30, 2026	771,754	$12.26	7.9
Using the Black-Scholes OPM, the weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2026, was $70.20 per option. As of September 30, 2026, the aggregate intrinsic value of options outstanding and exercisable was approximately $0.2 million, based on the excess of the fair value of the Company's common stock over the applicable exercise prices of the options.
Restricted Stock Units

On August 21, 2026, the Compensation Committee of the Board of Directors approved forms of award agreement under the Enhanced Group Inc. Omnibus Incentive Plan (the “Omnibus Plan”) for athlete share awards, employee restricted stock units (“RSUs”) and contractor RSUs, and approved the related grants. Each RSU entitles the holder to one share of Class A common stock upon vesting and settlement. Share and per share amounts reflect the one-for-ten reverse stock split (see Note 8).
The Company granted 54,212 shares of Class A common stock to 15 athletes, which vested at grant. The Company also granted 27,904 RSUs to 13 employees and 640 RSUs to two contractors. The awards vest over 4 years requisite service periods subject to 12 months cliff vesting schedule, and the aggregate grant-date fair value per RSU was approximately $17.20, based on the closing price of the Class A common stock on the grant date. The Company recognized this athlete compensation expense of $0.9 million related to RSUs within Games expenses in the three and nine months ended September 30, 2026. The Company recorded employee and contractor related RSUs expenses of $0.1 million under Selling, general and administrative expenses in the three and nine months ended September 30, 2026. As of September 30, 2026, unrecognized compensation cost related to unvested RSUs was $0.3 million, expected to be recognized over a weighted-average period of 3.25 years.

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	—	$—
Granted	82,756	17.20
Vested	(54,362)	17.20
Forfeited	(5,702)	17.20
Outstanding as of September 30, 2026	22,692	$17.20
Top-up Awards
Prior to the approval of the Company’s Incentive Plan, the Company had contingent arrangements with certain individuals to provide additional value in light of a higher-than-anticipated exercise price under previously issued options. On March 18, 2026, the Company’s board of directors approved Top-Up Awards to 34 grantees, each providing the right to receive a fixed number of the Company’s common shares – determined at grant as the individual’s Top-Up Amount divided by a fixed fair market value of $100.00 per share, for an aggregate of 52,771 shares (as retroactively adjusted for the Exchange Ratio and Reverse Stock Split) – contingent on completion of the Business Combination. The awards are classified as equity, as both the dollar-denominated Top-Up Amount and the per-share settlement price were fixed at grant, resulting in a fixed number of shares issuable.
The Business Combination, the sole performance condition, was completed on May 7, 2026. The Top-Up Awards were therefore considered granted on that date. Awards held by grantees with no further service obligation were recognized in full at that date; awards held by grantees who must remain available in an advisory capacity through settlement are recognized straight-line over that remaining service period. For the three and nine months ended September 30, 2026, the Company recorded $0.5 million and $4.8 million of stock-based compensation related to these awards under the Selling, general and administrative expenses of the accompanying condensed consolidated statements of operations, respectively.
As of September 30, 2026, unrecognized compensation cost related to the unvested portion of the Top-Up Awards was $0.5 million, which is expected to be recognized over the remaining service period through the December 2026 issuance date.
Consultant warrants
In April 2026, the Company granted four consultants warrants to purchase an aggregate of 81,701 shares of Class A common stock at an exercise price of $12.26 per share, with a contractual term through October 29, 2035, in exchange for services (each as adjusted for the Exchange Ratio and the Reverse Stock Split). The warrants are equity-classified, and compensation cost is recognized over the requisite service period. The fair value estimated using a Black-Scholes option-pricing model, ranged from $92.98 to $93.66 per warrant, reflecting a stock price of $100.00 (the business-combination value of $10.00 per share, as adjusted for the Reverse Stock Split), the $12.26 exercise price, expected volatility of 90.0%, risk-free interest rates ranging from 3.91% to 4.01%, a 0% expected dividend yield and expected terms ranging from 5.16 to 5.85 years, determined using the simplified method for both employee and non-employee awards, as the non-employees served in roles comparable to employees.
The Company recognized $0.6 million of share-based compensation expense related to these warrants for the three months ended September 30, 2026. Of this amount, $0.4 million was recorded under Selling, general and administrative expenses and $0.2 million was recorded under Games, athletes and event operating costs. The Company recognized $3.4 million of share-based compensation expense related to these warrants for the nine months ended September 30, 2026. Of this amount, $2.4 million was recorded under Selling, general and administrative expenses and $1.0 million was recorded under Games, athletes and event operating costs. As of September 30, 2026, unrecognized compensation cost was $4.3 million, expected to be recognized over a weighted-average period of approximately 2.2 years.

11. Private Placement Financing
Transaction Overview
On June 14, 2026, the Company entered into a Securities Purchase Agreement (the "SPA") with certain investors, including Apeiron Investment Group Limited ("Apeiron"), the family office of Co-Founder and Former Chairman Christian Angermayer, and Maximilian Martin, Co-Founder and Chief Executive Officer of the Company, pursuant to which the Company agreed to issue and sell in a private placement an aggregate of 1,285,347 shares of Class A Common Stock and accompanying common warrants (the "Common Warrants") at a combined purchase price of $38.90 per share, for aggregate gross proceeds of approximately $50.0 million.
The private placement was structured in three sequential closings:
•Tranche 1 Closing occurred on June 17, 2026, pursuant to which the Company issued 642,673 shares of Class A Common Stock and 642,673 Common Warrants to purchase 642,673 shares of Class A Common Stock at an exercise price of $38.90 per share, generating gross proceeds of $25.0 million. A portion of the Tranche 1 Closing proceeds was used to repay in full the outstanding principal and accrued interest under the Working Capital Promissory Note dated March 18, 2026 issued by the Company in favor of Apeiron;
•Tranche 2 Closing occurred on July 23, 2026, generating gross proceeds of $11.7 million from Apeiron. The Company issued 302,057 shares of Class A Common Stock and accompanying warrants to purchase 302,057 shares of Class A Common Stock;
•Tranche 3 Closing occurred on August 14, 2026, generating gross proceeds of approximately $13.3 million consisting of approximately $8.3 million from Apeiron and approximately $5.0 million from the Company's Chief Executive Officer. The Company issued 340,617 shares of Class A Common Stock and accompanying warrants to purchase 340,617 shares of Class A Common Stock
Concurrently with each closing, the Company executed a Registration Rights Agreement obligating it to file a registration statement covering the resale of the shares and warrant shares issued at each respective closing within 30 days of such closing, subject to liquidated damages for any missed deadlines of 1.0% of aggregate proceeds per 30-day period, capped at 3.0% in the aggregate.
Accounting Treatment
Under ASC 815-40, the Common Warrants are indexed to the Company's own stock and meet all settlement conditions required for equity classification. The shares of Class A Common Stock and Common Warrants are both classified as equity, and the proceeds from each closing are allocated between the two instruments based on their relative fair values at the respective closing date, with the fair value of the Common Warrants determined using a Monte Carlo simulation model to capture path-dependent features including the accelerated expiration provision and the anti-dilution adjustment. The table below presents the results and key assumptions utilized in the valuation.

	Tranche 1	Tranche 2	Tranche 3
Fair value of the Common Warrant	$30.20	$25.50	$13.70
Valuation date	6/17/2026	7/23/2026	8/14/2026
Exercise price	$38.90	$38.90	$38.90
Contractual term	5.0 years	5.0 years	5.0 years
Expiration Date	6/17/2031	7/23/2031	8/14/2031
Risk-free interest rate	4.23%	4.41%	4.31%
Expected volatility	105.0%	110.0%	110.0%
Expected dividend yield	—%	—%	—%
12. Income Taxes
The Company did not record any income tax expense for the three and nine months ended September 30, 2026 and 2025. The Company has incurred net operating losses for all the periods presented and has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements. The Company has recorded a full valuation allowance against all of its deferred tax assets as it is not more likely than not that such assets will be realized in the near future.
It is the Company's policy to record penalties and interest related to income taxes as a component of income tax expense. The Company has not recorded any interest or penalties related to income taxes during the three and nine months ended September 30, 2026 and 2025. The Company has not identified any uncertain tax positions in the periods since inception.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Provision (benefit) for income taxes	$—	$—	$—	$—
Effective income tax rate	—%	—%	—%	—%
The effective tax rates differ from the statutory tax rates for the three months ended September 30, 2026 and 2025 primarily due to the Company’s full valuation allowance position against domestic deferred tax assets. The provision for income taxes for the three and nine months ended September 30, 2026 and 2025 included estimated federal, state and foreign income taxes in jurisdictions in which the Company does not have sufficient tax attributes.
As of September 30, 2026, the Company has a valuation allowance of approximately $26.5 million against all net deferred tax assets for which realization cannot be considered more likely than not at this time. Management assesses the need for the valuation allowance on a quarterly basis. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and past financial performance. As a result, management has concluded, as of September 30, 2026, it is more likely than not the Company’s net domestic deferred tax assets will not be realized, and a full valuation allowance against all net domestic deferred tax assets is still warranted as of September 30, 2026. The valuation allowance against these deferred tax assets may require adjustment in the future based on changes in the mix of temporary differences, changes in tax laws, and operating performance. If and when the Company determines the valuation allowance should be released (i.e., reduced), the adjustment would result in a tax benefit reported in that period’s Consolidated Statements of Operations, the effect of which would be an increase in reported net income.
During the nine months ended September 30, 2026, the Company completed its domestication from the Cayman Islands to Texas. Management evaluated the income tax consequence of the transaction, including the impact on deferred tax assets and liabilities, the realizability of tax attributes and potential limitations under Section 382 of the Internal Revenue Code. The Company does not believe the domestication resulted in a change in tax status requiring a discrete tax adjustment, as the Company was previously subject to US income tax reporting through its existing US operations.
13. Commitments and Contingencies
From time to time, in the ordinary course of business, the Company is subject to litigation and regulatory examinations as well as information gathering requests, inquiries and investigations.
The Company may be subject to claims and legal proceedings arising in the ordinary course of business; as of September 30, 2026, the Company was not a party to any legal proceedings that management believes would, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations, or cash flows.
14. Related parties
Working Capital Note
On March 18, 2026, Enhanced entered into a working capital note with Apeiron Investment Group (“Apeiron”), the Company’s controlling shareholder, providing for borrowings of up to $20.0 million at an interest rate of 5.0% per annum (the “Working Capital Note”). The Company borrowed an aggregate of $11.8 million under the Working Capital Note during the second quarter of 2026 and, following the Tranche 1 Closing of the Company’s private placement financing on June 17, 2026, repaid all outstanding principal and accrued interest using a portion of the proceeds, at which time the Working Capital Note was terminated. The repayment was accounted for as a debt extinguishment in accordance with ASC 470, Debt. The Company recognized no interest expense under the Working Capital Note during the three months ended September 30, 2026 and $79,760 during the nine months ended September 30, 2026. No amounts are outstanding, and the Company has no further obligations, under the Working Capital Note.

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
Private Placement Financing Participation by Related Parties
On June 14, 2026, the Company entered into a Securities Purchase Agreement providing for the sale of Class A common stock and accompanying warrants in a private placement (the "PIPE") in three tranches at $38.90 per share of Class A common stock and accompanying warrant. Certain related parties participated as follows:
Apeiron subscribed for an aggregate of 514,139 shares and accompanying warrants across the Tranche 2 and Tranche 3 Closings, for aggregate consideration of $20.0 million.
Maximilian Martin, the Company's Co-Founder, Chief Executive Officer, and a director, subscribed for 128,535 shares and accompanying warrants in the Tranche 3 Closing, for aggregate consideration of $5.0 million.
As of September 30, 2026, three tranches were closed. Both related parties participated on the same basic economic terms as the unaffiliated investors participating in the applicable tranches, including the combined purchase price and warrant coverage.
Proposed Related-Party Acquisition
As described in Note 15, Subsequent Events, on November 5, 2026, the Company announced a proposed acquisition of approximately 77% of DEAG Deutsche Entertainment AG from Apeiron Investment Group Limited, the Company’s controlling stockholder, and other DEAG shareholders, in exchange for newly issued shares of the Company’s Class A common stock. The transaction remains subject to the conditions described in Note 15.
15. Subsequent Events
Reverse Stock Split
The Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock which was made effective for trading purposes as of 12:01 a.m. Central Time on October 29, 2026 (the “Effective Time”). As of that date, each ten shares of Class A Common Stock issued and outstanding immediately prior to the Effective Time were combined into one validly issued, fully paid and nonassessable share of Class A Common Stock, and each ten shares of Class B Common Stock issued and outstanding immediately prior to the Effective Time were combined into one validly issued, fully paid and nonassessable share of Class B Common Stock. All shares have been restated to reflect the effects of the 1-for-10 reverse stock split. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional share of Common Stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the nearest whole share. The Reverse Stock Split did not reduce or otherwise affect the number of shares of Class A Common Stock or Class B Common Stock that the Company is authorized to issue or the par value per share of either class.
DEAG Acquisition and Concurrent Financing
On November 4, 2026, the Company entered into exchange agreements (the “Exchange Agreements”) with Apeiron Investment Group Limited (“Apeiron”), the Company’s controlling stockholder, and four other shareholders of DEAG Deutsche Entertainment AG (“DEAG”), a Berlin-headquartered live entertainment and ticketing company, and announced the transactions on November 5, 2026. Under the Exchange Agreements, the shareholders will contribute DEAG shares representing approximately 77% of DEAG’s outstanding shares to the Company in exchange for approximately 10,970,230 newly issued shares of the Company’s Class A common stock (the “Exchange”), with no cash consideration. The agreed value is €4.00 per DEAG share, or approximately 1.7 DEAG shares for each Company share, implying an equity value of approximately €100 million (approximately $115 million) for 100% of DEAG, with the Company’s shares issued at $8.00 per share. Because Apeiron is both the controlling stockholder of the Company and DEAG , the Exchange is a related party transaction. It was negotiated by a special committee of independent and disinterested directors, which received a fairness opinion from its independent financial advisor, and was approved by the Audit Committee, the disinterested directors and, is expected to be approved by written consent of the Company’s controlling stockholder.

Concurrently, on November 4, 2026, the Company entered into a securities purchase agreement for a private placement of 2,109,705 shares of Class A common stock at $7.11 per share, for gross proceeds of approximately $15 million before placement agent fees and other offering expenses, with no warrants attached. Certain investors, including Apeiron, are related parties. The private placement is expected to close concurrently with the Exchange.
Lock-Up Extension
On November 2, 2026, various key shareholders, including Apeiron Investment Group Ltd., the family office of Enhanced Group Co-Founder Christian Angermayer, as well as the Company’s CEO Maximilian Martin agreed to extend the lock-up restrictions applicable to 3.1 million shares of the Company’s Class A and Class B common stock held by them under the transaction support agreement entered into in connection with the Business Combination (the “Transaction Support Agreement”), which were scheduled to expire on November 8, 2026, through May 8, 2027. As a result, approximately 2.1 million shares, instead of approximately 5.2 million, were released from the Transaction Support Agreement lock-up restrictions on November 8, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
You should read the following discussion and analysis of the Company’s financial condition and results of operations together with the Company’s unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) as well as the unaudited financial statements of each of A Paradise Acquisition Corp. and Enhanced Ltd., and the accompanying notes, contained in our final prospectus and definitive proxy statement dated April 10, 2026 (the “Proxy Statement/Prospectus”) filed with the Securities and Exchange Commission (the “SEC”). Some of the information contained in this discussion and analysis, including information with respect to the Company’s plans and strategy for the Company’s business and the Company’s expectations with respect to liquidity and capital resources, includes forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those risks and uncertainties described in the “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” sections in this Report. .The Company’s actual results could differ materially from the results described in or implied by these forward-looking statements. Throughout this section, unless otherwise noted or the context otherwise requires, ”the Company” refers to Enhanced Ltd. and its subsidiaries prior to the Business Combination (as defined below) and Enhanced Group Inc. and its subsidiaries following the Business Combination.
Business Overview
The Company operates at the intersection of sports, live entertainment and consumer health under the Enhanced brand. Its businesses consist of live experiences, anchored by its proprietary sports properties, and a direct-to-consumer health platform, and it intends to grow through acquisitions, including the proposed acquisition of DEAG. The Company’s offerings include the following:
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
•Enhanced OS. On August 18, 2026, the Company announced the development and planned launch of Enhanced OS, an artificial intelligence (“AI”)-powered platform designed to provide personalized health, performance, and wellness solutions to consumers. The beta version of Enhanced OS launched on November 12, 2026. The platform is expected to leverage the Company’s experience and proprietary insights gained from working with elite athletes and its clinical trial activities to deliver individualized plans incorporating medical records, biomarkers, wearable data, nutrition, training, and recovery, with licensed physicians retaining clinical decision-making authority. Enhanced OS is designed to integrate AI-driven recommendations with medical supervision, personalized protocols, and community-based engagement, with the objective of expanding access to performance and longevity solutions, strengthening customer retention, and diversifying the Company’s business model beyond product sales.

The Company works with third-party telehealth, production and distribution partners while retaining control of its brand, technology, customer relationships and data. Its mission is to enable individuals to “Live Enhanced” by applying scientifically validated methods of human optimization safely and ethically.
On May 7, 2026, the Company completed the business combination (the “Business Combination”) contemplated by the Agreement and Plan of Merger, dated as of November 26, 2025 (the “Business Combination Agreement”), by and among A Paradise Acquisition Corp. (“A Paradise”), Enhanced Ltd. (“Enhanced”) and A Paradise Merger Sub I, Inc. In connection with the Business Combination, A Paradise changed its jurisdiction of incorporation from the British Virgin Islands to the State of Texas (the “Domestication”) and its name to “Enhanced Group Inc.,” and on May 8, 2026, its Class A common stock began trading on the New York Stock Exchange under the symbol “ENHA” The Business Combination was accounted for as a reverse recapitalization, with Enhanced treated as the accounting acquirer. See Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Report.

Recent Developments
Enhanced OS
On August 18, 2026, the Company announced the planned launch of “Enhanced OS,” an AI-powered operating system. The beta version of Enhanced OS launched on November 12, 2026. Enhanced OS is designed to support personalized health management by integrating members’ medical records, biomarkers, and wearable device data to refine individualized health plans over time. The platform is designed to combine artificial intelligence capabilities with clinical oversight, with AI supporting the development, monitoring, and recommendation of health plans while licensed physicians retain clinical decision-making authority. In addition, Enhanced OS is designed to connect members’ digital health plans with community-based activities and live events, including running clubs, to promote member engagement, participation, and accountability throughout their health journeys.
Proposed DEAG Acquisition and Related Financing
On November 5, 2026, the Company announced a proposed acquisition of approximately 77% of DEAG Deutsche Entertainment AG (“DEAG”) from Apeiron Investment Group Limited, the Company’s controlling stockholder, and other DEAG shareholders, in exchange for newly issued shares of the Company’s Class A common stock. DEAG is a European live entertainment and ticketing company. The proposed transaction is based on a value of €4.00 per DEAG share, implying an equity value of approximately €100 million for 100% of DEAG.
Following the initial acquisition, the Company intends to pursue additional ownership through further shareholder rollovers and a potential voluntary offer for the remaining DEAG shares. The timing and terms of these additional steps have not been finalized, and there can be no assurance that the Company will acquire full ownership.
Apeiron Lock-Up Extension
On November 2, 2026, Apeiron and certain of its affiliates agreed to extend the lock-up restrictions applicable to 3.1 million shares of the Company’s Class A and Class B common stock held by them under the transaction support agreement entered into in connection with the Business Combination, which were scheduled to expire on November 8, 2026, through May 8, 2027. As a result, approximately 2.1 million shares, instead of approximately 5.2 million, were released from the Transaction Support Agreement lock-up restrictions on November 8, 2026.
Developments Regarding Peptide Offerings
On October 28, 2026, the U.S. Department of Health and Human Services (“HHS”) issued an interim policy (the “HHS Peptide Policy”) under which it does not intend to take enforcement action against state-licensed pharmacies and licensed physicians that compound six peptides, BPC-157, Epitalon, KPV, MOTS-c, Semax and TB-500, subject to conditions including sourcing, labeling and adverse event reporting requirements. The policy follows the July 2026 recommendation of the FDA’s Pharmacy Compounding Advisory Committee that these peptides be added to the list of bulk drug substances eligible for compounding under Section 503A of the Federal Food, Drug, and Cosmetic Act, which would require FDA rulemaking.
Management believes the HHS Peptide Policy is a significant development for Live Enhanced, for which peptide-based protocols are a core offering. Effective November 3, 2026, the Company began offering six additional peptides, including BPC-157, TB-500, KPV, MOTS-c, Epitalon and Semax, through its Live Enhanced telehealth platform, supplementing its existing offerings of GHK-Cu and Sermorelin. All peptides are available by prescription by independent licensed physicians and compounded by state-licensed pharmacies where permitted by applicable law.
The HHS Peptide Policy is an interim exercise of enforcement discretion, not a change in law or FDA approval of any product, and may be modified or withdrawn at any time. State laws may impose additional restrictions, and there can be no assurance that the policy will remain in effect or that the Company will be able to offer these peptides on a sustained basis
Inaugural Enhanced Games
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
2026 Private Placement
On June 14, 2026, the Company entered into a purchase agreement with investors including Apeiron Investment Group Limited (“Apeiron”), the Company’s controlling stockholder, and Maximilian Martin, the Company’s Chief Executive Officer, to sell 1,285,347 shares of Class A common stock and accompanying warrants to purchase an equal number of shares at an exercise price of $38.90 per share, for aggregate gross proceeds of approximately $50.0 million (the “Private Placement”). The Private Placement was completed in three closings on June 17, July 23 and August 14, 2026. See Note 11, Private Placement Financing.
Enhanced Breakers Event Series
On June 23, 2026, the Company announced the launch of “Enhanced Breakers,” a new event series in which athletes attempt to break world records using medically supervised performance enhancements in more intimate settings, optimized for digital distribution and live streaming on the Company’s owned channels. The first event in the series, Enhanced Breakers No. 1, was held on July 11, 2026 at Interwoven Studios in Los Angeles, featuring Hafthor “Thor” Björnsson attempting to break his own deadlift world record, and Beatriz Pirón, who broke a women’s weight-class snatch world record.
On October 20, 2026, the Company announced that it will host Enhanced Breakers 2, the second event in its Enhanced Breakers series, on December 19, 2026. The event will feature eight swimmers, consisting of four men and four women, competing in a 25-meter short-course format at the competition pool at the University of Nevada, Las Vegas.
Live Enhanced Platform Update
As of September 30, 2026, the products and services available through the Live Enhanced platform included clinician-guided prescription-based protocols (including hormone therapy for men and women, longevity-oriented and peptide-based protocols, and weight-management protocols based on GLP-1 and GLP-1/GIP receptor agonist medications), and athlete-inspired protocol bundles, as well as Enhanced-branded apparel available through the Company’s online store. Live Enhanced also offers two over-the-counter supplement formulations in the United States and internationally.
Reverse Stock Split
On October 29, 2026, the Company effected a 1-for-10 reverse stock split (the “Reverse Stock Split”) of its common stock which was made effective for trading purposes as of 12:01 a.m. Central Time on October 29, 2026 (the “Effective Time”). As of that date, each ten shares of Class A Common Stock issued and outstanding immediately prior to the Effective Time were combined into one validly issued, fully paid and nonassessable share of Class A Common Stock, and each ten shares of Class B Common Stock issued and outstanding immediately prior to the Effective Time were combined into one validly issued, fully paid and nonassessable share of Class B Common Stock. All shares have been restated to reflect the effects of the 1-for-10 reverse stock split. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional share of Common Stock that would otherwise have resulted from the Reverse Stock Split was rounded up to the nearest whole share. The Reverse Stock Split did not reduce or otherwise affect the number of shares of Class A Common Stock or Class B Common Stock that the Company is authorized to issue or the par value per share of either class.

Factors Affecting the Company’s Results of Operations
The Company expects its results of operations to be influenced by numerous internal and external factors that may cause actual performance to differ from expectations. The key factors that are expected to affect the Company’s results of operations are discussed below.
Execution of the Enhanced Games
Following the inaugural Enhanced Games in May 2026 and the launch of the Enhanced Breakers series in July 2026, the Company’s performance will depend in part on its ability to build audience engagement, expand commercial partnerships and improve event economics. Revenue and profitability will be influenced by the timing, scale and cost of future events and their ability to attract audiences, athletes and sponsors. Key factors include:
•Viewership and fan engagement. Broadcast viewership, social-media reach and digital engagement influence sponsorship pricing, content licensing opportunities and long-term brand value.
⦁    Sponsorship yield. The mix of global and category sponsors, renewal of existing relationships and ability to secure multi-year partnerships affect revenue, margins and the predictability of cash flows.
⦁    Cost discipline. Infrastructure, production and athlete-related costs are significant components of event expenditures. Efficient procurement, reuse of modular assets and disciplined budget management are expected to support improved event economics over time.
⦁    Event cadence and format. The frequency and mix of flagship Enhanced Games and smaller-format Enhanced Breakers events affect revenue opportunities, operating costs and working-capital requirements.
Development of the Live Enhanced Platform
Following the commencement of full commercial operations in May 2026, the performance of Live Enhanced depends on the Company’s ability to acquire and retain customers, expand its product offering and generate repeat purchases and subscription revenue. Customer acquisition is supported by paid and organic marketing, including awareness generated through the Company’s events and content. Key factors include:
•Customer acquisition efficiency. The cost of acquiring customers through paid and organic channels, together with conversion rates and customer purchasing behavior, directly affects unit economics.
•Customer retention and engagement. Subscription renewals, repeat purchases and continued use of the platform’s physician-guided programs influence customer lifetime value and revenue growth.
•Product breadth and clinical integration. The breadth of the Company’s hormone, metabolic, longevity and other performance-wellness offerings affect its ability to attract customers and meet their ongoing needs. Further expansion remains subject to applicable regulatory requirements and clinical review.
•Partnership performance. The platform’s ability to scale depends on the reliability, service quality and compliance performance of its third-party clinical, fulfillment and technology partners.
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
Strategic Transactions and Partnerships
The Company’s future performance will also be influenced by its acquisition strategy, including the proposed acquisition of DEAG and any future acquisitions across sports, live entertainment and consumer health. The timing, size and terms of any such transaction are uncertain, and there can be no assurance that the Company will complete any transaction or realize its anticipated benefits. Acquisitions may also require the Company to incur transaction costs, issue additional equity, which may be dilutive, or incur indebtedness, any of which could affect the Company’s results of operations, liquidity and capital resources.
Business Environment and Industry Outlook
The Company’s future performance will be influenced by the overall health and trajectory of the global sports entertainment, live entertainment, media, and wellness industries in which it operates. Management believes that the live sports entertainment, broader live entertainment, and telehealth-enabled performance wellness sectors are poised for continued expansion over the medium to long term, underpinned by technological innovation, demographic trends, and evolving consumer behavior.
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
Artificial Intelligence and Demand for Live Experiences
Management believes that the increasing adoption of artificial intelligence and automation may, over time, increase the value consumers place on in-person, human experiences. To the extent these technologies reduce time spent on work or increase the volume of machine-generated content, management expects a growing share of consumer time and discretionary spending to be directed toward live sports and entertainment, as well as self-improvement, health and longevity. Management views live entertainment more broadly, including music and other live events, as a sector in which the Company expects to expand, including through the proposed acquisition of DEAG. These are long-term trends that may not develop as management expects or on any particular timeline.

Key Financial and Operating Metrics
Management monitors the following measures to evaluate the Company’s operating performance and liquidity:
•Revenue by business. Sponsorship and event revenue from the Company’s sports properties, and revenue from the Live Enhanced platform.
•Net loss and Adjusted EBITDA. Used to assess expense discipline and progress toward profitability. See “Non-GAAP Financial Measurement” below.
•Cash and liquidity. Cash and cash equivalents, together with accounts payable and accrued expenses, monitored             monthly to manage the Company’s cash position
Management expects to introduce additional key performance indicators as the business scales, including for Live                                 Enhanced and, following completion of the proposed DEAG acquisition, for the Company’s live entertainment operations.
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
Games, athlete and event operating costs
Games, athlete and event costs primarily include costs associated with our athletes, science as well as venue and event costs related to the production of the Enhanced Games. Athlete costs include monthly stipends and benefits as well as world record bonuses and prize money incurred during the Enhanced Games. Science costs include costs related to the clinical research study sponsored by the Company (the “Clinical Research Study”). Venue and event related costs include costs related to the temporary construction of the Enhanced Games complex as well as all hospitality related costs of running the Enhanced Games
Selling, general and administrative Expenses
Selling, general and administrative expenses primarily include marketing expenses, which represent costs incurred to promote the Company’s brand and initiatives within the global sports and entertainment industry. These expenses include third-party marketing and consulting costs, digital and social-media advertising, content production, and market research activities. The general and administrative expenses include personnel costs as well as rent, travel, professional service costs, marketing and overhead required to support operations, and stock-based compensation.
Transaction Expenses
Transaction expenses consist of direct, incremental costs incurred in connection with the Business Combination, including advisory and investment banking fees, legal fees, accounting fees, and other professional service fees, and regulatory filing fees.
Depreciation
Depreciation expense relates primarily to equipment and capitalized internal-use software, which are recorded at cost and depreciated on a straight-line basis over their estimated useful lives.
Interest Income and Other Expense, net
This line item reflects miscellaneous non-operating income and expense, including interest income on cash balances and non-recurring adjustments related to financing and currency transactions. The Company’s interest income has not been material to date.

Results of Operations
Overview
The third quarter of 2026 was the Company’s first full quarter as a public company and, by design, a quarter of preparation. In the second quarter, the Company staged the inaugural Enhanced Games, completed the Business Combination and listed on the NYSE, and commenced full commercial operations of Live Enhanced. In the third quarter, management deliberately did not expand spending, including paid marketing, while the Company developed Enhanced OS ahead of its beta launch on November 12, 2026 and prepared the proposed acquisition of DEAG, which management believes will be transformational for the Company by adding scale in live entertainment and establishing a platform for further acquisitions. The Company also demonstrated a lower-cost event format with Enhanced Breakers No. 1 in Los Angeles in July 2026, and settled a substantial portion of the obligations incurred in connection with the inaugural Enhanced Games and the Business Combination. The third-quarter results that follow should be read in that context: revenue and operating expenses were both significantly lower than in the second quarter, reflecting a business between its launch and its next phase of growth.
Revenue was $3.3 million, compared to $17.7 million in the second quarter of 2026. With no flagship event in the quarter, sponsorship revenue of $2.6 million reflected the Company’s agreements with Rezolve and Rumble. Live Enhanced net revenue of $0.7 million in its first full quarter of commercial operations was approximately three times its second-quarter net revenue. The Company achieved this growth while deliberately holding performance marketing spend flat ahead of the Enhanced OS launch, which resulted in improved customer acquisition efficiency. During the quarter the platform focused on prescription-based and telehealth protocols and continued to offer its over-the-counter supplement.
Total operating expenses were $16.8 million, compared to $79.6 million in the second quarter of 2026, a decrease of 79%, as the one-time costs of staging the inaugural Enhanced Games and completing the Business Combination did not recur. Net loss was $13.5 million, compared to $61.9 million in the second quarter, and included $3.1 million of non-cash Rumble marketing expense, $2.5 million of equity-based compensation and $1.2 million of transaction expenses. Adjusted EBITDA loss was $8.8 million, compared to $42.7 million in the second quarter (see “Non-GAAP Financial Measurement” below).
The Company completed the $50.0 million Private Placement during the quarter and used a significant portion of its available cash to settle obligations incurred in the second quarter. Accounts payable and accrued expenses decreased from $40.1 million as of June 30, 2026 to $25.4 million as of September 30, 2026, and the Company ended the quarter with $12.1 million of cash and cash equivalents. See “Liquidity and Capital Resources” below, including the discussion of substantial doubt about the Company’s ability to continue as a going concern.
Going forward, management intends to develop the Company into a platform at the intersection of sports, music and live experiences, built around two complementary businesses: live experiences, anchored by the Company’s proprietary sports properties, and direct-to-consumer, including Live Enhanced and Enhanced OS. Within the existing business, management’s priorities are to improve event economics by staging the annual Enhanced Games at a lower cost and increasing the frequency of smaller-format events such as the Enhanced Breakers series, with Enhanced Breakers 2 scheduled for December 19, 2026; to grow Live Enhanced through Enhanced OS and an expanded peptide offering following the HHS Peptide Policy described under “Recent Developments”; and to expand sponsorship revenue. Management also expects acquisitions to be a primary driver of the Company’s growth. On November 5, 2026, the Company announced the proposed acquisition of a majority interest (approximately 77%) in DEAG, a European live entertainment group, which management views as the first anchor investment in an acquisition-led strategy to build scale in live entertainment, and the Company intends to continue to pursue disciplined acquisitions across sports, music and other live entertainment categories. The proposed acquisition of DEAG is subject to closing conditions, and there can be no assurance that it or any other acquisition will be completed or will achieve its anticipated benefits. See “Recent Developments—Proposed DEAG Acquisition and Related Financing” above.
Comparison of The Three Months Ended September 30, 2026, June 30, 2026, and September 30, 2025 and The Nine Months Ended September 30, 2026 and 2025.
Beginning with this Report, the Company’s discussion of its quarterly results compares the three months ended September 30, 2026 primarily with the immediately preceding quarter, the three months ended June 30, 2026. Management believes this sequential comparison is more meaningful to investors because the Company completed the Business Combination, held the inaugural Enhanced Games and commenced full commercial operations of Live Enhanced during the second quarter of 2026, and the Company had not yet generated revenue in the third quarter of 2025. Because this is the first period in which the Company presents this comparison, the comparison with the three months ended September 30,

2025 is also presented below. The discussion of the nine months ended September 30, 2026 continues to compare with the nine months ended September 30, 2025.
The following table presents the Company’s results of operations for the three months ended September 30, 2026, June 30, 2026, and September 2025, and the nine months ended September 30, 2026 and 2025:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$3,307,433	$17,700,179	$—	$21,010,367	$—
Operating expenses:
Games, athletes and event operating costs	2,673,525	52,037,131	1,312,291	62,392,583	3,055,241
Selling, general and administrative expenses	12,731,030	16,640,449	4,171,161	36,571,595	8,559,989
Transaction expenses	1,180,306	10,877,007	479,242	13,702,673	799,398
Depreciation	212,410	69,207	2,418	298,278	3,611
Total operating expenses	16,797,271	79,623,794	5,965,112	112,965,129	12,418,239
Loss from operations	(13,489,838)	(61,923,615)	(5,965,112)	(91,954,762)	(12,418,239)
Other income (expenses):
Interest income and other expense, net	27,192	(21,283)	34,432	117,786	168,306
Total other income (expense), net	27,192	(21,283)	34,432	117,786	168,306
Loss before income taxes	(13,462,646)	(61,944,898)	(5,930,680)	(91,836,976)	(12,249,933)
Net loss and comprehensive loss	$(13,462,646)	$(61,944,898)	$(5,930,680)	$(91,836,976)	$(12,249,933)
Revenue
Revenue was $3.3 million for the three months ended September 30, 2026, compared to $17.7 million for the three months ended June 30, 2026, a decrease of $14.4 million. The decrease reflects the timing of the inaugural Enhanced Games, which were held in the second quarter and accounted for substantially all second-quarter sponsorship revenue; no flagship event was held in the third quarter. Third-quarter revenue consisted of $2.6 million of sponsorship revenue under the Rezolve and Rumble agreements and $0.7 million of revenue from the Live Enhanced platform, compared to approximately $0.2 million of Live Enhanced revenue in the second quarter, when the platform commenced full commercial operations in May 2026. Live Enhanced generated gross revenue of $1.1 million in the third quarter of 2026, compared to $0.4 million in the second quarter, an increase of 175%. Of third-quarter gross revenue, $0.9 million was generated from clinical services, including prescription-based hormone therapy, peptide treatments and longevity protocols, and $0.2 million from sales of Stronger+ and Longer+ supplements. Clinical services revenue is presented net of $0.4 million of amounts paid to independently licensed third-party telehealth providers.
During the third quarter, management deliberately limited paid customer acquisition ahead of the launch of Enhanced OS, holding performance marketing spend for Live Enhanced approximately flat at $1.5 million, compared to $1.6 million in the second quarter. Gross revenue nonetheless increased 175%. Gross revenue per dollar of performance marketing spend improved to $0.73 in the third quarter from $0.25 in the second quarter. This reflects improved customer acquisition efficiency and a growing base of repeat and subscription customers.
Revenue was $3.3 million for the three months ended September 30, 2026, compared to $0 for the three months ended September 30, 2025. Of the revenue recognized during the three months ended September 30, 2026, $2.6 million was related to the sponsorship revenue under the Rezolve and Rumble agreements. The Company's Live Enhanced platform was introduced on a limited basis in February 2026, during which the Company accepted initial orders in advance of inventory availability. The Company commenced full commercial operations, including fulfillment across its product offering, in May 2026. Revenue from the Live Enhanced platform, substantially all of which was generated following the commencement of full commercial operations, was $0.7 million for the three months ended September 30, 2026.
Revenue was $21.0 million for the nine months ended September 30, 2026, compared to $0 for the nine months ended September 30, 2025. Of the revenue recognized during the nine months ended September 30, 2026, $20.1 million related to the inaugural Enhanced Games and associated sponsorship activities, including brand associations, exclusivity, and distribution rights. This revenue was recognized as the Company delivered services in connection with the Games and satisfied its related performance obligations. The Company also recognized $0.9 million of Live Enhanced revenue during the nine months ended September 30, 2026.

The Company's sponsorship arrangements generally include a combination of event-specific rights and benefits, such as broadcast integration, hospitality, activation, and venue branding, together with ongoing brand association and promotional rights extending beyond the Event itself. Sponsorship revenue recognized during the nine months primarily related to sponsorship arrangements with Rezolve and Rumble, which together accounted for substantially all sponsorship revenue recognized during the period. The Company has signed approximately $32 million of aggregate sponsorship deal value to date, anchored by its title sponsorship and partnership arrangements with Zoop, Rezolve and Rumble. Approximately $10 million of contracted value under the Zoop arrangement had not been recognized as of September 30, 2026, because, as required under ASC 606, the Company must conclude that collection of the consideration is probable before recognizing revenue — a conclusion the Company had not yet reached as of the balance sheet date. The Company will recognize the remaining contracted value as it completes the related performance obligations and as its collectability assessment supports recognition.
Pursuant to Amendment No. 1 to the Rezolve AI Master Agreement, effective August 11, 2026, the first-year sponsorship commitment represents a fixed $10.0 million unconditional and non-refundable obligation payable through the issuance of Rezolve ordinary shares. Amendment No. 1 terminated the remaining performance obligations under the Rezolve AI Master Agreement and provided no further performance obligations remain outstanding. Accordingly, the Company recognized the remaining $1.9 million of revenue and earned an unconditional right to the $10 million of consideration.
As of September 30, 2026, the Company had recognized revenue associated with satisfied performance obligations and recorded an $8.1 million of marketable securities for the shares and $1.9 million other receivable. The shares to be received are subject to a lock-up through December 23, 2026. Any resale thereafter will remain subject to Rule 144 and applicable contractual and legal restrictions. Similarly, a portion of the Company's Games and sponsorship revenue was settled through an advertising and media package provided by Rumble, valued at approximately $12.0 million.
Games, Athletes and Event Operating Costs
Games, athletes and event operating costs were $2.7 million for the three months ended September 30, 2026, compared to $52.0 million for the three months ended June 30, 2026, a decrease of $49.3 million. Second-quarter costs reflected the production of the inaugural Enhanced Games, including the development of a purpose-built venue and broadcast capabilities, the creation of the competition format, world record and prize money awards and the implementation of the clinical program, a substantial portion of which management does not expect to recur. No flagship event was held in the third quarter. Third-quarter costs primarily related to athlete compensation, including stipends and equity-based compensation, primarily athlete share awards.
Games, athletes and event operating costs were $2.7 million for the three months ended September 30, 2026, compared to $1.3 million for the three months ended September 30, 2025. The increase was primarily attributable to higher athlete equity-based compensation as part of their earnings from the flagship Enhanced Games.
Games, athletes and event operating costs were $62.4 million for the nine months ended September 30, 2026, compared to $3.1 million for the nine months ended September 30, 2025, and increase of $59.3 million. The largest components of the increase Games, athletes and event operating costs were direct games production and operations costs of $25.9 million, single-use construction and production costs (venue, hospitality, broadcast, audio, video, and lighting) of $8.1 million, world record and prize money awards of $6.2 million, Games marketing and advertising of $3.2 million (including celebrity and entertainment talent), facility rental of $3.1 million, and athlete-related compensation and expenses of $8.6 million. The remaining costs consisted primarily of scientific and medical costs, consulting, travel and entertainment, and other event-related expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses were $12.7 million for the three months ended September 30, 2026, compared to $16.6 million for the three months ended June 30, 2026, a decrease of $3.9 million. The decrease was primarily attributable elevated share-based compensation expense in during the second quarter compared to the third quarter, as the second quarter included $4.3 million of expense for the Top-Up Awards, which became effective upon completion of the Business Combination, and $2.0 million for consultant warrants compared to $1.5 million in the third quarter. Additionally, the non-cash Rumble marketing expense decrease from $4.2 in the second quarter to $3.1 million in the third quarter. This decrease was partially offset by an increase in professional services of $1.7 million and employee compensation $0.3 million during the third quarter of 2026.
Third-quarter selling, general and administrative expenses consisted of $5.2 million of marketing expense (including the $3.1 million of non-cash Rumble marketing expense), $2.4 million of professional services, $1.8 million of payroll-related expenses, $1.8 million of other general and administrative expenses and $1.5 million of share-based compensation expense. Marketing expense included $1.5 million of performance marketing for Live Enhanced, compared to $1.6 million in the second quarter, as the Company deliberately limited paid customer acquisition ahead of the Enhanced OS launch.
Selling, general and administrative expenses were $12.7 million for the three months ended September 30, 2026, compared to $4.2 million for the three months ended September 30, 2025, an increase of $8.5 million. The increase was primarily attributable to a $4.6 million increase in marketing and advertising expenses, comprising $3.1 million of non-cash Rumble marketing, expense and a $1.5 million increase in other marketing and advertising expenses, and higher share-based compensation expense. The remaining increase was primarily due to higher operating costs associated with the Company's transition to operating as a publicly traded company.
Selling, general and administrative expenses were $36.6 million for the nine months ended September 30, 2026, compared to $8.6 million for the nine months ended September 30, 2025, an increase of $28.0 million. The increase was primarily attributable to an $11.5 million increase in marketing and promotional expenses related to the inaugural Enhanced Games and the Company's product offerings, including $7.3 million of non-cash Rumble marketing expense. Additionally, share-based compensation expense increased, including $4.8 million related to Top-Up Awards and $2.3 million related to consultant warrants, with the remainder attributable to employee awards. The Top-Up Awards became effective upon completion of the Business Combination in May 2026, while the consultant warrants were granted in April 2026, as described in Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Report. These awards were measured at grant-date fair value, and the Company does not expect awards of a similar size and nature to recur. The remaining increase was primarily attributable to salaries and wages and other operating costs associated with the Company's transition to operating as a publicly traded company.
Transaction Expenses
Transaction expenses were $1.2 million for the three months ended September 30, 2026, compared to $10.9 million for the three months ended June 30, 2026, a decrease of $9.7 million. Second-quarter transaction expenses primarily consisted of advisory, investment banking, legal, accounting and regulatory filing fees associated with the Business Combination. Third-quarter transaction expenses primarily consisted of legal and professional fees related to residual Business Combination matters.
Transaction expenses were $1.2 million for the three months ended September 30, 2026, compared to $0.5 million for the three months ended September 30, 2025. Transaction expenses were $13.7 million for the nine months ended September 30, 2026, compared to $0.8 million for the nine months ended September 30, 2025. Transaction expense for the nine months ended September 2026 included offering costs, banking and investor relations fees, and other advisory costs incurred in connection with the Business Combination and potential acquisition activities. Transaction expenses in the third quarter of 2026 were legal and professional fees related to residual Business Combination matters. Although the Company does not expect Business Combination costs to recur at the same level, it may continue to incur transaction expenses as it pursues acquisitions and financing activities.
Depreciation
Depreciation was $212,410 for the three months ended September 30, 2026, compared to $69,207 for the three months ended June 30, 2026, an increase of $143,203, primarily reflecting $137,000 capitalized software depreciation expense for the third quarter.
Depreciation was $212,410 for the three months ended September 30, 2026 compared to $2,418 for the three months ended September 30, 2025. Depreciation was $298,278 for the nine months ended September 30, 2026 compared to $3,611 for the nine months ended September 30, 2025. Depreciation in the three and nine months ended September 30, 2026 relates to equipment and capitalized software placed in service during 2026.
Interest Income and other expense, net
Interest income and other expense, net was income of $27,192 for the three months ended September 30, 2026, compared to expense of $21,283 for the three months ended June 30, 2026, a change of $48,475. The change primarily reflects interest income earned on the Company’s cash balances in the third quarter, compared to interest expense in the second quarter on the Working Capital Note with Apeiron, which was repaid in full in June 2026.
Interest income and other expense, net was net income of $27,192 for the three months ended September 30, 2026, compared to net income of $34,432 for the three months ended September 30, 2025. Interest income and other expense, net was net interest income of $117,786 for the nine months ended September 30, 2026 compared to net interest income of $168,306 for the nine months ended September 30, 2025, a decrease of $50,520, or 30%.
Interest income and other expense, net primarily reflects interest income earned on the Company's cash balances, which increased following the Business Combination and PIPE financing, and changes in the fair value of certain financial instruments, partially offset by interest paid on the Working Capital Note with Aperion which was repaid in full from the Private Placement financing, as described in Note 14 to the unaudited condensed consolidated financial statements included elsewhere in this Report.
Net Loss and Comprehensive Loss
Net loss was $13.5 million for the three months ended September 30, 2026, compared to $61.9 million for the three months ended June 30, 2026, a decrease of $48.4 million. The decrease primarily reflects $49.3 million of lower Games, athletes and event operating costs, $9.7 million of lower transaction expenses and $3.9 million of lower selling, general and administrative expenses, partially offset by $14.4 million of lower revenue, each as described above.
Net loss was $13.5 million for the three months ended September 30, 2026 compared to $5.9 million for the three months ended September 30, 2025. Net loss was $91.8 million for the nine months ended September 30, 2026 compared to $12.2 million for the nine months ended September 30, 2025. The nine-month results in 2026 reflect four primary drivers: the direct costs of staging the inaugural Enhanced Games; transaction expenses associated with the Business Combination and potential acquisitions; equity-based compensation associated with becoming a public company; and investments in the organization and operational infrastructure necessary to support future growth. Management views the nine months ended September 30, 2026 as reflecting the costs of a launch period rather than a steady-state level of operations.

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
Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Reconciliation of Net Loss to Adjusted EBITDA
Net loss	$(13,462,646)	$(61,944,898)	$(5,930,680)	(91,836,976)	(12,249,933)
Interest income, net	(8,359)	39,101	(34,432)	(104,436)	(145,448)
Depreciation	212,410	69,207	2,418	298,278	3,611
Equity-based compensation expense (1)	2,538,420	7,784,404	—	11,050,296	—
Transaction costs (2)	1,180,306	10,877,007	479,242	13,702,673	799,398
Certain legal costs (3)	—	193,140	1,641,724	733,456	1,933,590
Restructuring and severance (4)	278,494	276,667	—	652,493	—
Other adjustments (5)	460,945	(17,816)	—	466,428	(22,858)
Total Adjusted EBITDA	$(8,800,430)	$(42,723,188)	$(3,841,728)	$(65,037,788)	$(9,681,640)
Net loss margin	(407.0)%	(350.0)%	n/a	(437.1)%	n/a
Adjusted EBITDA margin	(266.1)%	(241.4)%	n/a	(309.6)%	n/a
(1) Equity-based compensation expense consists of employee and non-employee stock-based compensation.
(2) Transaction costs consist of offering costs, banking and investor relations fees, other consulting, legal fees, and accounting and tax fees incurred in connection with the Business Combination, potential acquisitions and related financing activities.
(3) Certain legal costs for trademark and SEC filings along with executive immigration fees.
(4) Restructuring and severance consists of severance costs.
(5) Other adjustments consist of certain non-operating items, including changes in the fair value of SAFEs, vendor share-based payments, and other miscellaneous items.

Liquidity and Capital Resources
Overview
The Company has financed its operations primarily through the issuance of equity and convertible securities, including in connection with the Business Combination and through the Private Placement, which was completed in the third quarter of 2026, through the completion of the Private Placement.
For the nine months ended September 30, 2026 , the Company had revenue of $21.0 million and a net loss of $91.8 million. As of September 30, 2026, the Company had $12.1 million of cash and cash equivalents. Management concluded that the Company's existing cash and cash equivalents are not expected to be sufficient to fund its operations and obligations for at least twelve months from the issuance date of the condensed consolidated financial statements. Accordingly, these conditions raise substantial doubt about the Company's ability to continue as a going concern.
Current Liquidity
As of September 30, 2026, the Company held $12.1 million in cash and cash equivalents. As of September 30, 2026, the Company had no borrowings outstanding.
The Company's principal sources of liquidity during the nine months ended September 30, 2026 were the Business Combination, which was consummated on May 7, 2026, and the related Private Placement. Upon the closing of the Business Combination, the Company gained access to the public capital markets and received the cash held in the trust account (net of redemptions). The Company also received proceeds from the Private Placement, completed in three closings between June 17 and August 14, 2026, for aggregate gross proceeds of approximately $50 million. These proceeds, net of transaction costs and amounts used to satisfy obligations at closing, together with $1.9 million of proceeds from stock option exercises, were principal sources of the $12.1 million of cash and cash equivalents held as of September 30, 2026. The Company did not generate cash from operations during the period and expects to continue to rely on financing activities, rather than operating cash flow, to fund its operations for the foreseeable future.
Expected Financing Sources
The Company expects to continue incurring operating losses for the foreseeable future as it invests in additional Enhanced Games and Enhanced Breakers events and in the continued commercialization of its Live Enhanced platform. Under its sponsorship agreement with Rezolve, as amended on August 11, 2026, the Company holds a $8.1 million of marketable securities and $1.9 million of a receivable to be settled through the issuance of Rezolve ordinary shares. The shares to be received are subject to a lock-up through December 23, 2026, after which the Company expects to sell them over time, subject to Rule 144 and applicable contractual and legal restrictions. The timing and proceeds of any sale remain uncertain, and the receivable is not included in cash and cash equivalents.
On November 4, 2026, the Company entered into a securities purchase agreement (the "Purchase Agreement") with the investors identified therein (each, an "Investor" and, together, the "Investors"), including Apeiron Investment Group Limited ("Apeiron"), the controlling shareholder of the Company, agreed to issue and sell in a private placement (A) 2,109,705 shares of Class A common stock, par value $0.0001 per share ("Common Stock") at a purchase of $7.1 for approximately $15.0 million of expected gross proceeds to the Company (the "Private Placement"). Pursuant to the Purchase Agreement, the Private Placement has a single closing.
Management continues to pursue additional financing; however, there can be no assurance that additional capital will be available on acceptable terms when needed.
Restricted or Non-Cash Assets
The Company holds advertising and marketing credits received in connection with its Rumble sponsorship arrangement, which are consumed as an expense over time and similarly does not represent a source of near-term liquidity.
Expected Uses of Cash
Accounts payable and accrued expenses were $25.4 million at September 30, 2026, consisting predominantly of Games and transaction-related remaining obligations from the prior quarter. A portion of this balance is subject to negotiated payment terms with vendors that extend settlement beyond the ordinary course. Other current liabilities were $0.2 million at September 30, 2026, consisting primarily of deferred revenue and taxes payables.

Cash flows for the Nine Months Ended September 30, 2026 and 2025
The following table summarizes the Company’s cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Net cash used in operating activities	$(69,963,140)	$(11,412,765)
Net cash used in investing activities	(7,404,884)	(76,549)
Net cash provided by financing activities	64,184,562	10,714,076
Cash Flows from Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities was $70.0 million compared to $11.4 million for the same period in 2025. The increase primarily reflects the ramp-up in Games, athletes and event operating costs, selling, general and administrative expenses, and transaction-related cash expenditures as operations scaled toward the inaugural Enhanced Games. Operating cash flows also reflect a $15.6 million increase in accounts payable and accrued expenses, partially offset by a $1.5 million increase in prepaid expenses and other current assets. In addition, a portion of the Company's $21.0 million of revenue recognized during the period was settled through non-cash consideration, including equity securities and advertising and marketing services received from sponsorship partners, rather than cash receipts.
Cash Flows from Investing Activities
For the nine months ended September 30, 2026, net cash used in investing activities was $7.4 million as compared to $76.5 thousand for the same period in 2025. The increase was primarily due to equipment purchases and capitalized internal-use software in preparation for the Enhanced Games.
Cash Flows from Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities was $64.2 million as compared to $10.7 million for the same period in 2025. The increase resulted primarily from proceeds associated with the Business Combination, Private Placement financing, and SAFE issuances during the period.
Future Funding Requirements and Sources
Following operating cash outflows in the third quarter of 2026 that included settlement of Games and transaction related obligations incurred in the second quarter, the Company expects operating cash outflows to decline during the remainder of 2026.The Company nevertheless expects to continue to use cash to:
•scale staffing and infrastructure;
•invest in marketing and content production for the Enhanced Games and Enhanced Breakers events;
•satisfy contractually obligated expenses in relation to the Enhanced Games;
•advance the Live Enhanced platform; and
•fund legal, accounting, and compliance costs associated with operating as a public company.
As of September 30, 2026, the Company held $12.1 million in cash and cash equivalents and had an accumulated deficit of $123.9 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within twelve months after the date the condensed consolidated financial statements included herein were issued.
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

Contractual Obligations
As of September 30, 2026, the Company had no long-term debt obligations or material unrecognized future commitments. The Company expects future contractual obligations to increase as operations expand and may enter into additional service and sponsorship arrangements, as well as additional equity or debt financing arrangements.
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

The Company’s critical accounting estimates include those relating to revenue recognition (including the identification and measurement of performance obligations, the estimation of variable and equity-settled consideration, and the assessment of whether collection of consideration is probable), stock-based compensation, the fair value of warrants and other equity-linked instruments, and management’s assessment of the Company’s ability to continue as a going concern. See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this Report.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is provided in Note 2 to our condensed financial statements included in this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this item.
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
Evaluation of Disclosure Controls and Procedures
The Company’s management has evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2026.

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
Changes in Internal Control over Financial Reporting
Other than with respect to continuing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes to our risk factors from those disclosed under 'Risk Factors' in Part II, Item 1A of our Second Quarter 10-Q. The risks and uncertainties described in our Quarterly Reports on Form 10-Q are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

We recently implemented the Reverse Stock Split, which we believe is a potentially effective means to increase the per share market price of the Class A common stock and thus make the stock more attractive to a broader range of investors. However, we cannot predict the impact of the Reverse Stock Split on the market price for our stock.
Recently, the market price of the Class A common stock has declined substantially, and the equity markets have experienced and continue to experience substantial volatility due to, among other factors, volatility in the financial sector and heightened global geopolitical tensions and related macroeconomic uncertainty. The principal purpose of the Reverse Stock Split would be to increase the trading price of the Class A common stock and attract new investors. However, the Company cannot assure you that the Reverse Stock Split will accomplish this objective for any meaningful period of time, or at all. Even if the Reverse Stock Split has a positive effect on the market price for the stock, the performance of the Company’s business and financial results, general economic conditions, the market perception of the Company’s business, and other adverse factors that may not be within the Company’s control could lead to a decrease in the price of the Class A common stock following the Reverse Stock Split.
The Reverse Stock Split may not result in a per-share price that will successfully attract certain types of investors, and such resulting share price may not satisfy the investing guidelines of brokerage houses, institutional investors, or investment funds. Further, other factors, such as the Company’s financial results, market conditions, and the market perception of the Company’s business, may adversely affect the interest of new investors in the Class A common stock. As a result, the trading liquidity of the Class A common stock may not improve as a result of the Reverse Stock Split, and there can be no assurance that the Reverse Stock Split will result in the intended benefits described above.
Even if the Reverse Stock Split does result in an increased market price per share of the Class A common stock, the market price per share following such Reverse Stock Split may not increase in proportion to the reduction of the number of shares of Class A common stock outstanding before the implementation of the Reverse Stock Split. Accordingly, even with an increased market price per share, the total market capitalization of the shares of Class A common stock after the Reverse Stock Split could be lower than the total market capitalization before the Reverse Stock Split. Also, even if there is an initial increase in the market price per share of the Class A common stock after the Reverse Stock Split, the market price may not remain at that level due to various factors, including the risk factors described in this Report and in our Second Quarter 10-Q.
If the market price of the Class A common stock declines after the Reverse Stock Split, the decline as an absolute number and as a percentage of the Company’s overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split due to decreased liquidity in the market for the Class A common stock.
Because the number of authorized shares of our Class A common stock will not be reduced, the Reverse Stock Split will result in an effective increase in the authorized number of shares of our Class A common stock. The effective increase in authorized number of shares of our Class A common stock will not have any immediate effect on the rights of existing shareholders. However, future issuance of shares of Class A common stock or securities exercisable for or convertible into shares of Class A common stock could have a dilutive effect on our earnings per share, book value per share, and the voting rights of shareholders and could have a negative effect on the price of our stock.

Our principal strategy for achieving growth and profitability depends on our ability to identify, finance and complete acquisitions of complementary businesses, and we may not have sufficient capital or other resources to execute that strategy.
We intend to pursue growth and positive cash flow through the acquisition of businesses within the sports entertainment, performance technology and consumer wellness markets. Our ability to successfully execute this strategy depends on a number of factors, including our ability to identify suitable acquisition targets, negotiate acceptable transaction terms, obtain necessary approvals and secure adequate financing on reasonable terms, or at all.
At present, we do not have sufficient capital to complete acquisitions of the size that may be necessary to achieve our objectives. As a result, we may be required to seek additional equity investment or other financing in connection with future acquisition opportunities. There can be no assurance that such financing will be available when needed, on terms acceptable to us, or at all. Adverse conditions in the capital markets, increases in interest rates, declines in our stock price, poor operating performance or other factors beyond our control could impair our ability to obtain financing. Our inability to secure financing or declines in our stock price could cause us to lose attractive opportunities to competitors with greater financial resources. Any financing arrangements we do obtain may cause dilution to our shareholders or contain terms that are unfavorable to us or our shareholders.
Even if financing is obtained and acquisitions are completed, we may not realize the anticipated benefits of such acquisitions. Acquired businesses may fail to perform as expected, integration efforts may be more costly or time-consuming than anticipated, key personnel or customers may be lost, and unforeseen liabilities may arise. Accordingly, our growth-by-acquisition strategy involves significant risks, and our inability to successfully finance and execute acquisitions could materially and adversely affect our business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Unregistered Sales of Equity Securities
Except as previously included in a Current Report on Form 8-K, we have not sold any equity securities of the Company that were not registered under the Securities Act of 1933, as amended, during the quarter ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Certificate of Correction to Certificate of Formation
On August 11, 2026, the Company filed a Certificate of Correction (the “Certificate of Correction”) to its Certificate of Formation (as previously filed, amended, corrected, supplemented or restated, the “Certificate of Formation”) with the Secretary of State of the State of Texas. Article IV (Capital Stock) of the Certificate of Formation inadvertently stated that the aggregate number of shares of capital stock authorized under the Certificate of Formation was 640,000,000, whereas the class-level authorizations listed in the Certificate of Formation equaled 740,000,000 shares, comprised of 310,000,000 shares of Class A common stock, 330,000,000 shares of Class B common stock and 100,000,000 shares of preferred stock. The Certificate of Correction corrects this scrivener’s error so that the stated aggregate number of authorized shares equals 740,000,000, conforming the aggregate figure to the total of the class-level authorizations. The Certificate of Correction did not change any class-level authorization, the par value of any class or series, or any other provision of the Certificate of Formation. The Reverse Stock Split described under “—Reverse Stock Split” below did not change the number of authorized shares of any class, or the par value of any share; accordingly, the authorized share figures described in this paragraph remain in effect following the Reverse Stock Split.

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
Insider trading arrangements
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as that term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Reverse Stock Split

On September 25, 2026, the Board of Directors approved, and on September 28, 2026 the holder of a majority of the Company’s voting power approved by written consent in lieu of a meeting, an amendment to the Company’s certificate of formation to effect a one-for-ten reverse stock split of its Class A and Class B common stock. The Company provided notice of the action to its other shareholders through an information statement on Schedule 14C. The amendment became effective on October 29, 2026, and the Class A common stock began trading on the NYSE on a split-adjusted basis on October 29, 2026 under the symbol “ENHA” with a new CUSIP number. At the effective time, every ten issued and outstanding shares of each class of common stock were combined into one share of the same class. The par value ($0.0001 per share) and the number of authorized shares remain unchanged; no fractional shares were issued, and any resulting fractional share was rounded up to the nearest whole share, with no cash paid in lieu. All share and per-share amounts in the accompanying condensed consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Item 6. Exhibits
The following exhibits are filed or furnished as part of this Quarterly Report on Form 10-Q, or are incorporated by reference as indicated:

Exhibit	Description
3.1
Certificate of Amendment to the Certificate of Formation of Enhanced Group Inc., effective October 29, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 3, 2026).

10.1	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2026).

10.2
Form of Share Issuance Agreement (shares issued outside the Company’s equity incentive plans) (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed August 25, 2026).

10.3	Omnibus Plan Form of Athlete Share Agreement.⁽¹⁾

10.4	Omnibus Plan Form of RSU Agreement.⁽¹⁾

10.5	Omnibus Plan Form of Contractor Agreement.⁽¹⁾

10.6	Form of Amendment No. 1 to Transaction Support Agreement, dated as of October 31, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2026).

10.7	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 5, 2026).

10.8	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 5, 2026).

10.9
Exchange Agreement, dated as of November 4, 2026, by and between Enhanced Group Inc. and Apeiron Investment Group Ltd.(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed November 10, 2026).

10.10
Exchange Agreement, dated as of November 4, 2026, by and between Enhanced Group Inc. and Apeiron SICAV Limited – Live Opportunities Fund(incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed November 10, 2026).

10.11
Form of Exchange Agreement, dated as of November 4, 2026, by and between Enhanced Group Inc. and each holder listed on the schedule thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed November 10, 2026).

10.12
Form of Lock-Up Agreement, by and between Enhanced Group Inc. and each Exchange Holder (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed November 10, 2026).

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

__________________
(1) Filed herewith.
(2) Furnished herewith. This certification is deemed furnished, not filed, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENHANCED GROUP INC.

By:	/s/ Maximilian Martin
Maximilian Martin
Chief Executive Officer
Date: November 13, 2026

By:	/s/ Siddhartha Banthiya
Siddhartha Banthiya
Chief Financial Officer
Date: November 13, 2026